Form 10-Q
period 1996-09-30
CN BIOSCIENCES INC
filed 1996-11-14
CIK 1018371

                ________________________________________________
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
         (MARK ONE)

         (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

         ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD ________ TO _________

                       COMMISSION FILE NUMBER  000-21281

                              CN BIOSCIENCES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                      33-0509785
          --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                    Identification Number)

10394 PACIFIC CENTER COURT, SAN DIEGO, CA                  92121
-----------------------------------------                  -----
(Address of principal executive offices)                 (Zip Code)

     Registrant's telephone number, including area code (619) 450-5500

   -------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes (  )   No (X)

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

                        Class                                                 November 13, 1996
                       ------                                                 -----------------
         Common Stock ( $.01 par value)                                               4,363,300
         Class A Common Stock  ($.01 par value)                                         788,814

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 1996
         (unaudited) and December 31, 1995                                 3

         Consolidated Statements of Income for the Three Months and
         Nine Months Ended September 30, 1996 and 1995 (unaudited)         4

         Consolidated Statements of Cash Flows for the Nine Months
         Ended September 30, 1996 and 1995 (unaudited)                     5

         Notes to Interim Consolidated Financial Statements (unaudited)    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders              22

Item 6.  Exhibits and Reports on Form 8-K                                 23

SIGNATURES

INDEX OF EXHIBITS

                              CN BIOSCIENCES, INC.
                          CONSOLIDATED BALANCE SHEETS



                                                             SEPTEMBER 30, 1996   DECEMBER 31, 1995
                                                             ------------------   -----------------
                                                                (UNAUDITED)
                                                                -----------
                                                                (SEE NOTE 2)           (Note)
                                                                ------------           ------
 ASSETS

 Current assets:
     Cash and cash equivalents                                  $1,366,000          $1,203,000
     Accounts receivable, net                                    4,991,000           4,099,000
     Inventories                                                14,381,000          14,443,000
     Other current assets                                        1,004,000             476,000
                                                            --------------     ---------------
 Total current assets                                           21,742,000          20,221,000

 Property and equipment, net                                     3,830,000           4,030,000
 Intangible assets, net                                          5,581,000           6,067,000
 Other assets                                                    1,595,000             879,000
                                                            --------------     ---------------
 Total assets                                                  $32,748,000         $31,197,000
                                                            ==============     ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 Current liabilities:
   Accounts payable, trade                                      $1,575,000          $1,491,000
   Accrued expenses                                              1,778,000           1,556,000
   Other current liabilities                                     1,253,000             583,000
   Current portion of long-term debt                             1,542,000           1,167,000
                                                            --------------     ---------------
 Total current liabilities                                       6,148,000           4,797,000

 Long-term debt, net of current portion                          6,533,000           7,000,000
 Other liabilities                                               1,503,000           1,601,000
 Commitments
 Redeemable preferred stock                                     18,343,000          18,343,000
 Stockholders' equity (deficit):
   Common stock, $.01 par value; 30,000,000 shares
      authorized, 1,089,876 shares in 1996 and 1,058,065
      shares in 1995 issued and outstanding                         11,000              11,000
   Additional paid-in capital                                      351,000             255,000
   Accumulated deficit                                            (741,000)         (2,064,000)
   Foreign currency translation
      adjustment                                                   696,000           1,254,000
   Notes receivable from common
      stockholder                                                  (96,000)                  -
                                                            --------------     ---------------
 Total stockholders' equity (deficit)                              221,000            (544,000)
                                                            --------------     ---------------
 Total liabilities and stockholders'
   equity                                                      $32,748,000         $31,197,000
                                                            ==============     ===============

See accompanying notes.

Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------       -------------------------------
                                          1996               1995                1996               1995
                                          ----               ----                ----               ----
 Sales                               $8,835,000          $6,865,000        $25,400,000         $19,940,000
 Cost of sales                        4,065,000           3,224,000         11,667,000           9,915,000
                                  -------------       -------------      -------------       -------------
 Gross profit                         4,770,000           3,641,000         13,733,000          10,025,000
 Operating expenses:
   Selling, general and
      administrative                  3,245,000           2,785,000          9,430,000           7,588,000
   Research and development             590,000             401,000          1,655,000             889,000
                                  -------------       -------------      -------------       -------------
 Total operating expenses             3,835,000           3,186,000         11,085,000           8,477,000
 Income from
   operations                           935,000             455,000          2,648,000           1,548,000
 Interest expense, net                  219,000             157,000            613,000             316,000
                                  -------------       -------------      -------------       -------------
 Income before income
   taxes                                716,000             298,000          2,035,000           1,232,000
 Provision for income
   taxes                                250,000              66,000            712,000             274,000
                                  -------------       -------------      -------------       -------------
      Net income                        466,000             232,000          1,323,000             958,000
                                  =============       =============      =============       =============
 Pro forma net income per
   share                                    .13                 .07                .38                 .28
                                  =============       =============      =============       =============
 Pro forma shares used in per
   share computations                 3,532,000           3,422,000          3,495,000           3,422,000
                                  =============       =============      =============       =============




    See accompanying notes.

                              CN BIOSCIENCES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                 1996                 1995
                                                                 ----                 ----
 OPERATING ACTIVITIES
 Net income                                                     $1,323,000             $958,000
 Adjustments to reconcile net income
     to net cash provided by operations:
   Depreciation and amortization                                 1,177,000            1,294,000
   Additions/(reductions) to inventory reserve                     155,000             (100,000)
   Additions/(reductions) to allowance for
      doubtful accounts                                              1,000               (5,000)
   Loss on disposal of property and equipment                        5,000                    -
   Changes in assets and liabilities:
      Accounts receivable, trade                                (1,127,000)          (1,088,000)
      Inventories                                                 (506,000)             410,000
      Other current assets                                        (550,000)            (150,000)
      Other assets                                                (656,000)            (428,000)
      Accounts payable, trade                                      203,000              387,000
      Accrued expenses                                             226,000              678,000
      Other current liabilities                                  1,067,000             (401,000)
      Other liabilities                                           (679,000)            (120,000)
                                                             -------------        -------------
 Net cash provided by operating activities                         639,000            1,435,000

 INVESTING ACTIVITIES
 Purchases of property and equipment                              (387,000)            (343,000)
 Proceeds from sale of property and equipment                       17,000                    -
 Purchase of business                                                    -           (6,326,000)
 Other                                                                   -                    -
                                                             -------------        -------------
 Net cash used in investing activities                            (370,000)          (6,669,000)

 FINANCING ACTIVITIES
 Proceeds from lines of credit                                     900,000              484,000
 Payments on lines of credit                                      (200,000)          (1,078,000)
 Proceeds from long-term debt                                            -            8,500,000
 Payments on long-term debt                                       (789,000)          (2,250,000)
 Proceeds from the sale of common stock                                  -                4,000
                                                             -------------        -------------
 Net cash provided by (used in) financing activities               (89,000)           5,660,000
 Effect of exchange rate changes on cash                           (17,000)              34,000
                                                             -------------        -------------
 Net increase in cash and cash equivalents                         163,000              460,000

 Balance at beginning of period                                  1,203,000              935,000
                                                             -------------        -------------
 Balance at end of period                                       $1,366,000           $1,395,000
                                                             =============        =============

 Supplemental cash flow information:
   Interest paid during the period                                 618,000              239,000
                                                             =============        =============
   Income taxes paid during the period                              50,000              222,000
                                                             =============        =============





See accompanying notes.

                              CN BIOSCIENCES, INC.
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


         1. BASIS OF PRESENTATION

         The interim unaudited consolidated financial statements of CN Biosciences, Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated finanical statements and notes thereto for the year ended December 31, 1995 included in the Company's prospectus dated October 2, 1996, filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.


         2. INITIAL PUBLIC OFFERING

         In October 1996, the Company completed an initial public offering ("IPO") for 1,840,000 shares of the Company's Common Stock, par value $.01 per share (the "Common Stock"), at $12.50 per share, raising gross proceeds of $23,000,000 before underwriters' commissions and expenses. Proceeds from the offering were used to repay approximately $8.1 million of bank borrowings, with the balance of the net proceeds being invested in short-term, investment grade, interest-bearing securities. In connection with the offering and pursuant to a written agreement among the Company and the holders thereof, the Company's previously issued Series A Convertible Preferred Stock, par value $1.00 per share (the "Series A Convertible Preferred Stock") was converted into 788,814 shares of Class A Common Stock, par value $.01 per share (the "Class A Common Stock") and the Company's previously issued Series B Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock") was converted into 1,435,424 shares of Common Stock. The Class A Common Stock is convertible into an equal number of shares of Common Stock.


         3. PRO FORMA NET INCOME PER SHARE

         Pro forma net income per share is computed using the weighted average number of shares of Common Stock and Common Stock equivalents outstanding during the periods presented. Common Stock equivalents result from outstanding options and warrants to purchase shares of Common Stock. The Securities and Exchange Commission requires stock issued during the twelve months immediately preceding the initial public offering, plus the number of equivalent shares of common stock granted or issued during the same period, to be included in the calculation of shares used in computing net income per share as if these shares were outstanding for all periods presented (using the treasury stock method and the initial public offering price). The calculation also gives effect to the conversion and exchange of the shares of Series A Convertible Preferred Stock and Series B Preferred Stock upon completion of the Company's initial public offering using the if-converted method from the original date of issuance.





         4. INVENTORIES

         Inventories consist of the following:

                                                  September 30,       December 31,
                                                  -------------       ------------
                                                       1996               1995
                                                       ----               ----
 Finished products                               $13,764,000          $13,987,000
 Semi-finished products, raw materials
      and supplies                                 3,711,000            3,958,000
 Work-in-progress                                    624,000              415,000
                                               -------------        -------------
                                                  18,099,000           18,360,000
 Reserves for excess materials                    (3,718,000)          (3,917,000)
                                               -------------        -------------
      Total                                      $14,381,000          $14,443,000
                                               =============        =============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         OVERVIEW

         The Company was formed in 1992 with the purchase of the Company's subsidiaries, including the Calbiochem biochemical and immunochemical operations headquartered in San Diego, California, and the Novabiochem peptide operations headquartered in Laufelfingen, Switzerland, from Biodor Holding AG, Ixora Holding AG and Biodor US Holding Corporation. During 1993, the Company hired its current Chief Executive Officer and reorganized its worldwide operations to better focus its business and corporate strategy on core products. In 1993, the Company recorded a one- time charge of approximately $2.0 million principally related to its European operations to reserve for costs of facilities no longer required, impaired inventory and costs of terminating employees. From 1993 to 1995, the Company invested in excess of $3.2 million for capital expenditures, principally for infrastructure upgrades to its facilities, automated fulfillment systems and computer information systems. The Company also hired additional scientific personnel, particularly employees holding Ph.D.s, to enable it to expand its internal development and manufacturing capabilities. These initiatives contributed to improved operating results, and in 1994 the Company commenced its niche research market strategy with the introduction of the Signal Transduction specialty catalog.

         In August 1995, the Company expanded its immunochemical and molecular biology capabilities with the purchase of the Oncogene Research Products business from Oncogene Science, Inc. ("OSI") for $6.2 million cash, which was funded by bank debt. Assets acquired included primarily inventory and property and equipment. Approximately 30 employees, including four holding Ph.D.s, all of whom were previously employed by OSI in the Oncogene Research Products business, joined the Company upon the consummation of the acquisition. The acquisition and successful integration of this business enhanced the depth and breadth of the Company's scientific resources, while providing a complementary base of products and customers.

         The Company uses general and specialty catalogs to market a broad range of brand-name research products to life sciences researchers worldwide at pharmaceutical and biotechnology companies, academic institutions and government laboratories. The Company invests significantly in producing each of its catalogs, and associated costs are capitalized and amortized over the estimated useful life of the catalog, generally 12 to 24 months.

         Since 1993, the Company has increasingly focused its strategy on its higher margin core business of providing standard laboratory quantity sizes of products (generally ranging from 100 nanograms to 100 grams), and has reduced the focus on its bulk business. Bulk quantities (generally up to ten kilograms) are generally offered at discounts to catalog prices, and bulk sales are characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of bulk sales has had and could have a material impact on results of operations in any individual period.

         The Company maintains significant levels of inventory relative to its net sales in order to meet short delivery times required by researchers. In addition, products manufactured internally are made in economic batch sizes which often represent quantities sufficient to supply more than one year of sales. The Company's products generally have a relatively long shelf life, often in excess of five years, and quality and storage conditions are continually monitored to ensure that quality products are delivered to customers. The Company regularly evaluates the level and composition of inventory through the analysis of recent sales history and forecasted product demand to ensure that inventory reserve levels are adequate to properly reflect their net realizable value. Fluctuations in inventory reserve levels, other than those related to reserves recorded in 1993 for impaired inventory described above, have not been material to the Company's financial position or results of operations.

         The Company's reporting currency is the U.S. dollar. Historically, a majority of the Company's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Company's international subsidiaries. In accordance with U.S. accounting requirements, sales denominated in foreign currencies are translated into the local functional currency and then into U.S. dollars, at an average exchange rate in effect during the period. In addition, the Company incurs manufacturing costs in Swiss Francs in connection with its Swiss operations and also incurs operating expenses in local currencies at each of its other international locations. Thus, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Company, and such effect may be material in any individual reporting period.

         To the extent that the Company incurs operating expenses in local currencies at its foreign subsidiaries, the Company has a natural hedge against a portion of the possible fluctuation in foreign currency exchange rates of billings in such currencies. Although the Company does not engage in significant amounts of foreign currency hedging transactions, the Company has, from time to time, entered into forward contracts to hedge certain of its foreign currency exposures, principally related to fixed expense commitments of its Japanese subsidiary.

         RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, items from the Company's Consolidated Statements of Operations expressed as a percentage of sales.

                                                      PERCENTAGE OF SALES
                                             THREE MONTHS              NINE MONTHS
                                          ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           1996        1995         1996         1995
                                           ----        ----         ----         ----
  Sales:
    Core                                    80.6%        77.1%        81.4%        74.9%
    Bulk                                    19.4         22.9         18.6         25.1
                                        --------     --------     --------     --------
  Total sales                              100.0        100.0        100.0        100.0
  Cost of sales                             46.0         47.0         45.9         49.7
                                        --------     --------     --------     --------
  Gross profit                              54.0         53.0         54.1         50.3
    Selling, general and
      administrative                        36.7         40.6         37.1         38.0
    Research and development                 6.7          5.8          6.5          4.5
                                        --------     --------     --------     --------
  Income from operations                    10.6          6.6         10.4          7.8
  Interest expense, net                      2.5          2.3          2.4          1.6
                                        --------     --------     --------     --------
  Income before income taxes                 8.1          4.3          8.0          6.2
  Provision for income taxes                 2.8          0.9          2.8          1.4
                                        --------     --------     --------     --------
       Net income                            5.3%         3.4%         5.2%         4.8%
                                        ========     ========     ========     ========



         Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

         Sales. Sales increased 28.7% to $8.8 million for the three-month period ended September 30, 1996 from $6.9 million for the comparable period in 1995. This increase resulted primarily from a 34.6% increase in core product sales, including sales of Oncogene Research Products brand products, and an increase in bulk sales of 9.0%. Sales of core products during the three month period ended September 30, 1996, excluding Oncogene Research Products brand sales, grew by 23.7% as compared to sales in the comparable prior period. These gains in sales were achieved despite a general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three months ended September 30, 1996. Additional factors which management believes contributed to the increase in sales during the period included increased recognition of the Company's specialty catalogs, and other marketing initiatives, including advertising in various publications. The increase in bulk sales related to the timing of the receipt of orders which resulted in a favorable comparison with the comparable period in 1995.

         Gross Profit. The Company's gross profit percentage increased to 54.0% for the three-month period ended September 30, 1996 from 53.0% for the comparable period in 1995. This increase was primarily the result of sales of the higher gross margin Oncogene Research Products brand products for the full three-month period ended September 30,

1996 as compared to only two months for the comparable prior period, and continued improved margins on the Company's Calbiochem and Novabiochem brand products. Management believes that factors which contributed to improvements in gross margins of Calbiochem and Novabiochem brand products include improved operating efficiencies from increased volume and increased focus on higher margin products directed to niche research markets, particularly those products included in the Company's Signal Transduction, Apoptosis and Combinatorial Chemistry specialty catalogs.

         Research and Development. Research and development expenditures increased 47.1% to $590,000 for the three-month period ended September 30, 1996 from $401,000 for the comparable period in 1995. This increase resulted from additional development activity related to Oncogene Research Products brand products, research and development costs in connection with products included in the Company's new Apoptosis specialty catalog launched earlier in 1996, and increased research in the area of glycobiology.

         Selling, General and Administrative. Selling, general and administrative expenditures increased 16.5% to $3.2 million for the three-month period ended September 30, 1996 from $2.8 million for the comparable period in 1995, and decreased to 36.7% of sales for the period from 40.6% for the comparable period in 1995. The dollar increase in selling, general and administrative expenses was primarily the result of incremental operational costs relating to the Oncogene Research Products business, increased administrative salaries and increased selling costs related to expanded advertising programs and additional specialty catalogs launched during the period while expenses did not increase as rapidly. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales. The Company anticipates a modest growth in administrative expenses resulting from the Company's reporting obligations and investor relations activities as a new public company.

         Interest Expense, Net. Interest expense, net increased to $219,000 for the three-month period ended September 30, 1996 from $157,000 for the comparable period in 1995 primarily as a result of increased borrowings in connection with the acquisition of the Oncogene Research Products business, and the financing of new catalogs.

         Income Taxes. Income tax expense increased to $250,000 for the three-month period ended September 30, 1996 from $66,000 for the comparable period in 1995 as a result of increased profitability and increased estimated tax rates having utilized certain operating loss carryforwards generated in prior years.

         Net Income. As a result of the above factors, net income increased 100.9% to $466,000 for the three-month period ended September 30, 1996 from $232,000 for the comparable period in 1995.

         Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

         Sales. Sales increased 27.4% to $25.4 million for the nine-month period ended September 30, 1996 from $19.9 million for the comparable period in 1995. This increase resulted primarily from a 38.4% increase in core product sales, including sales of Oncogene Research Products brand products, offset by a decrease in bulk sales of 5.5%. Oncogene Research Products sales during the period included initial stocking orders of approximately $292,000, principally to international distributors, in connection with the Company's new Apoptosis specialty catalog issued in February 1996. Sales of core products during the nine-month period ended September 30, 1996, excluding Oncogene Research Products brand sales, grew by 13.6% as compared to sales in the comparable prior period. These gains in sales were achieved despite a general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the nine months ended September 30, 1996. Additional factors which management believes contributed to the increase in sales during the period included the issuance of a new, updated Calbiochem general catalog in February 1996, increased recognition of the Company's specialty catalogs, and other marketing initiatives, including advertising in various publications. The decrease in bulk sales related primarily to the Company's decision to discontinue sales of a product which had been provided in bulk form to the veterinary industry in order to avoid subjecting the Company to increased costs associated with a variety of regulatory requirements.

         Gross Profit. The Company's gross profit percentage increased to 54.1% for the nine-month period ended September 30, 1996 from 50.3% for the comparable period in 1995. This increase was primarily the result of sales of the higher gross margin Oncogene Research Products brand products for the nine-month period ended September 30, 1996 as compared to only two months for the comparable prior period, improved margins on the Company's Calbiochem and Novabiochem brand products and a decrease in lower margin bulk sales. Management believes that factors which contributed to improvements in gross margins of Calbiochem and Novabiochem brand products include improved operating efficiencies from increased volume and increased focus on higher margin products directed to niche research markets, particularly those products included in the Company's Signal Transduction, Apoptosis and Combinatorial Chemistry specialty catalogs.

         Research and Development. Research and development expenditures increased 86.2% to $1.7 million for the nine-month period ended September 30, 1996 from $889,000 for the comparable period in 1995. This increase resulted from additional development activity related to Oncogene Research Products brand products, research and development costs in connection with products included in the Company's new Apoptosis specialty catalog launched during the period, and increased research in the area of glycobiology.

         Selling, General and Administrative. Selling, general and administrative expenditures increased 24.3% to $9.4 million for the nine- month period ended September 30, 1996 from $7.6 million for the comparable period in 1995, and decreased to 37.1% of sales for the period from 38.1% for the comparable period in 1995. The dollar increase in selling, general and administrative expenses was primarily the result of incremental operational costs relating to the Oncogene Research Products business, increased administrative salaries and increased selling costs related to expanded advertising programs and additional specialty catalogs launched during the period. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales while such expenses did not increase as rapidly. The Company anticipates a modest growth in administrative expenses resulting from the Company's reporting obligations and investor relations activities as a new public company.

         Interest Expense, Net. Interest expense, net increased to $613,000 for the nine-month period ended September 30, 1996 from $316,000 for the comparable period in 1995 primarily as a result of increased borrowings in connection with the acquisition of the Oncogene Research Products business for the full nine-month period ended September 30, 1996 as compared to only two months in the prior comparable period, and the financing of new catalogs.

         Income Taxes. Income tax expense increased to $712,000 for the nine-month period ended September 30, 1996 from $274,000 for the comparable prior period in 1995 as a result of increased profitability and increased estimated tax rates having utilized certain operating loss carryforwards in the comparable prior period.

         Net Income. As a result of the above factors, net income increased 38.0% to $1.3 million for the nine-month period ended September 30, 1996 from $958,000 for the comparable period in 1995.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company provided $639,000 of cash from operating activities in the nine months ended September 30, 1996 which was a $760,000 decrease from the comparable prior period. Cash provided from operating activities for the nine months ended September 30, 1996 was less than net income for the period primarily due to costs incurred related to the production of catalogs which have been capitalized. Cash provided from operating activities in the comparable prior period in 1995 resulted from positive operating results, which were increased by the amortization of catalog costs which had been capitalized in prior periods.

         Net cash used in investing activities was $370,000 in the nine months ended September 30, 1996, as compared to $6.7 million in the comparable prior
period.   Cash used in investing activities during the nine-month period ended
September 30, 1996 consisted primarily of capital expenditures for property and equipment. During 1995, the Company acquired the Oncogene Research Products business in a purchase transaction requiring an investment of approximately $6.3 million. Other investing activities during the period consisted primarily of capital expenditures for property and equipment.

         Net cash used by financing activities was $89,000 in the nine months ended September 30, 1996, as compared to net cash provided by financing activities of $5,660,000 in the comparable prior period. For the nine months ended September 30, 1996, net cash used consisted of payments on term debt offset by net borrowings on revolving debt. During 1995, the Company incurred $6.0 million of additional debt, consisting primarily of borrowings from a financial institution, in connection with the purchase of the Oncogene Research Products business.

         The Company is a holding company, the principal assets of which are the capital stock of its subsidiaries, and has no independent means of generating revenues. As a holding company, the Company depends on dividends and other permitted payments from its subsidiaries, including its international subsidiaries, to meet its cash needs. The Company maintains cash balances at its various subsidiaries based upon local results of operations. The amount of foreign-sourced earnings to be repatriated to the United States is determined based upon foreign entity capitalization, local cash needs, local and U.S. tax implications and requirements for cash in the U.S. operations.

         At September 30, 1996, the Company had cash of $1.4 million and working capital of $15.6 million. Outstanding borrowings consisted of approximately $7.4 million of term debt, plus borrowings under a line of credit of $700,000. Prior to the time it was amended, as discussed below, the line of credit (the "Credit Facility") provided for borrowings up to a maximum of $2.0 million, based upon percentages of eligible accounts receivable and inventory. At September 30, 1996, $1.3 million was available under the Credit Facility. The Credit Facility, which is guaranteed by the Company and its Swiss subsidiary requires, among other things, compliance with minimum financial and operating covenants, and bank approval for certain mergers and acquisitions, asset sales, the incurrence of debt, the making of loans and the repurchase, redemption or other acquisition of shares of the Company's stock. The Credit Facility expires in June 1998. Upon the consummation of the Company's initial public offering of Common Stock, certain terms of the Credit Facility were modified and it converted to an unsecured $5.0 million line of credit. In addition to releasing its collateral and eliminating the restrictions on the payment of cash dividends, loans and advances by the Company's U.S. subsidiary to the Company, the lender modified certain financial covenants contained in the Credit Facility to appropriately adjust for the increased equity resulting from this offering. The general terms of the existing facility otherwise continue. All bank borrowings (approximately $8.1 million at September 30, 1996) were repaid out of the net proceeds of the Company's initial public offering of Common Stock on October 7, 1996. See Note 2 of Notes to Consolidated Financial Statements.

         The Company believes that its existing capital resources together with the net proceeds from the Company's initial public offering of Common Stock on October 7, 1996 will be sufficient to fund its operations through at least 1997. If, however, the Company were to undertake a significant acquisition or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its stockholders.

         FORWARD-LOOKING STATEMENTS

         Except for historical statements and discussions contained herein, statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of Section 21E of the Securities Act of 1934 and
Section 27A of the Securities Act of 1933. Any Form 10-K, Annual Report to Stockholders, Form 10-Q or Form 8-K of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements may in the future be made by or on behalf of the Company. These forward-looking statements are and will be based on a number of assumptions concerning future events and are and will be subject to a number of risks, uncertainties and other factors, many of which are outside the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to the following:

         Dependence on Research and Development Budgets and Government Research Funding. The Company's customers include research scientists at pharmaceutical and biotechnology companies, academic institutions and government and private research laboratories. Fluctuations in the research and development budgets of these companies and institutions can have a significant effect on the demand for the Company's products. Such budgets are based on a wide variety of factors including the resources available to make such expenditures, the spending priorities among various types of research and the policies regarding such expenditures during recessionary periods. Any decrease in life sciences research and development expenditures by such companies and institutions could have a material adverse effect on the Company's business, financial condition and results of operations.

         A significant portion of the Company's sales have been to research scientists, universities, government research laboratories, private foundations and other institutions whose funding is dependent on grants from government agencies such as the U.S. National Institutes of Health ("NIH") and similar domestic and international agencies. The funding associated with approved NIH grants generally becomes available at particular times of the year, as determined by the federal government, and may result in fluctuations in the Company's operating results. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, increasing political pressures to reduce or eliminate budgetary deficits may result in reduced allocations to the NIH and the other government agencies that fund research and development activities. If government funding, especially NIH grants, were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, there could be a material adverse effect on the Company's business, financial condition and results of operations.

         Risks Inherent in Growth, Expansion and Acquisition Strategy. The Company has sought and will continue to seek growth in sales and profitability primarily through the internal development and acquisition of new product lines, additional customers and new businesses. A significant portion of the Company's historical revenue growth is attributable to internal product development, sourcing of third-party products and, more recently, from its acquisition of the Oncogene Research Products business. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop products, (ii) the ability to identify and license products sourced from third parties, (iii) the ability to successfully position and market its products, (iv) the ability to identify and consummate attractive acquisitions and (v) the ability to integrate new businesses, facilities and personnel into existing operations. If the Company is unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition and results of operations.

         The Company competes for acquisition and expansion opportunities with other companies that have significantly greater financial and other resources than those of the Company. There can be no assurance that suitable acquisition or investment opportunities will be identified, consummated, or, if consummated, integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth or expansion will continue, or that further growth or expansion will result in continued profitability.

         Reliance on Niche Research Market Strategy. Key elements of the Company's strategy include the targeting and penetration of emerging life sciences niche research markets and the continued development of the niche research markets currently served by the Company. If the Company is unable to successfully target and penetrate these niche research markets or is unable to continue developing the niche research markets currently served or if the Company's new products are not accepted by research scientists, there could be a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors. Further, as these niche research markets mature, products that were once innovative, thus commanding higher margins, may become commodities.

         Dependence on New Products; Rapid Technological Change. The life sciences research products market is characterized by rapid technological change and frequent product introductions. The Company's future success will depend, in part, on its ability to develop and introduce, on a timely basis, products that address the evolving needs of its customers. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of products. The Company has experienced, and may in the future experience, delays in the development and introduction of products, and there can be no assurance that the Company will keep pace with the rapid rate of change in life sciences research, and will not experience additional delays in the future. In addition, there can be no assurance that new products will adequately meet the requirements of the marketplace or achieve market acceptance. Factors affecting whether such products will be accepted by the market include use of the product by research scientists, citation of the product in published research, the timing of market entry of the product relative to competitive products and general trends in life sciences research. If the Company is unable, for technological or other reasons, to develop and introduce products in a timely manner in response to changing market environments or customer requirements, there could be a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Licensing as a Source of Products. Many of the Company's products are manufactured or sold pursuant to license agreements under which the Company pays royalties to the patent holder based upon a percentage of the product's sales. There can be no assurance that the Company will be able to continue to successfully identify new products developed by others, and if identified, to negotiate license agreements on favorable terms. Additionally, there can be no assurance that the Company will be able to renew any existing license agreements upon their expiration.

         Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation ("Sigma-Aldrich") and Boehringer Mannheim GmbH ("Boehringer"), offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

         Reliance on Catalogs, Distributors and Direct Marketing Efforts; Limited Sales Force. The Company sells its products principally through catalogs distributed to research scientists and laboratories, and uses only a very limited number of salespeople in certain of its markets. There can be no assurance that the Company would be able to successfully establish other methods of marketing and sales of its products should it become necessary or desirable in the future. Additionally, the Company's catalogs are generally reissued every 12 to 24 months and price adjustments between catalog publication dates have historically been infrequent. A significant portion of the Company's international sales are made through independent distributors over which the Company has no control and who also represent products of other companies. Additionally, the Company recently entered into a joint distribution agreement relating to its Apoptosis specialty catalog. The loss of any of these distribution methods could have a material adverse effect on the Company's business, financial condition and results of operations.

         Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 18.6% of net sales in the nine months ended September 30, 1996, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations.

         Significant Fluctuations in Quarterly Earnings. The Company's quarterly operating results may vary significantly from quarter to quarter as a result of a number of factors including new editions of existing catalogs, introduction of additional specialty catalogs and bulk sales of the Company's products. Other factors which may affect quarterly operating results include the timing of the U.S. Government approval of the NIH budget, lower European and academic sales during the summer months and various holiday breaks and fluctuations in weather. The Company's current and planned expense levels are based in part upon its expectations as to future revenues. Consequently, if revenues in a particular quarter do not meet expectations, the Company may not be able to adequately adjust operating expenses to compensate for the shortfall. Operating results may therefore vary significantly from quarter to quarter and will not necessarily be indicative of results in subsequent periods.


         Uncertainty of Future Operating Results. Although the Company has had net income for the past twenty-one months, the Company incurred net losses for the period from its inception (March 11, 1992) through December 31, 1992 and the years ended December 31, 1993 and 1994. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable.

         Risks Relating to International Sales and Operations. Historically, product sales to customers outside the United States have accounted for approximately 50% of the Company's net sales, and the Company expects that international sales will continue to account for a significant percentage of revenues in the future. International sales and operations may be materially adversely affected by trade restrictions, changes in tariffs and taxes, export license requirements, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions.

         A majority of the Company's sales are denominated in U.S. dollars, with the balance denominated in foreign currencies. Additionally, the Company publishes a number of its catalogs priced in foreign currencies and price adjustments between catalog publication dates to reflect fluctuations in the value of foreign currencies relative to the U.S. dollar have historically been infrequent. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar could have a material adverse effect on the Company's business, financial condition and results of operations.

         Risk of Patent Infringement. Because of the breadth of the Company's product offerings and ambiguities in intellectual property law, the Company periodically receives in the ordinary course of business notices of potential infringement of patents held by others. Although the Company historically has been able to satisfactorily resolve such claims and believes that any outstanding claims will be satisfactorily resolved, there can be no assurance that the Company may not be forced to discontinue the sale of one or more of its products, some or all of which could be material. As the Company develops product offerings focused on certain niche research markets, intellectual property rights of the Company or others related to such markets may become increasingly important, and the Company's failure to obtain and retain such rights may have a material adverse effect on the Company's business, financial condition and results of operations.

         Dependence on Key Personnel. The Company's future success depends in significant part on the continued service of, and on the Company's continuing ability to attract and retain, highly qualified technical, managerial and sales personnel. Competition for such personnel is intense in the Company's industry and geographic locations, and there can be no assurance that the Company will be able to retain or attract such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into employment agreements with Stelios B. Papadopoulos, its Chairman, Chief Executive Officer and President, and Ben Matzilevich, its Vice President, Market Development -- Niche Applications.

         Risk Relating to the Influence of the Internet on Marketing and Catalogs. The Internet has begun to change marketing patterns in a wide variety of industries. The high degree of personal computer usage within scientific research organizations may lead to entirely new methods of marketing and sales of research products. While the Company has established home pages on the Internet for the Calbiochem and Novabiochem brands and is developing an Oncogene Research Products brand home page, the Company may not be able to keep pace with the rate of change in its markets brought about by the Internet and may invest in catalogs or Internet-based projects which future changes may render obsolete.

         Compliance with Government and Environmental Regulations. The Company is subject to various forms of government regulations, including environmental and safety laws and regulations and laws governing use and storage of hazardous materials. The Company has in the past been notified of minor violations of government and environmental regulations. The Company has promptly corrected such violations without any material impact on the Company's operations. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

         Because of the nature of its operations and the use of hazardous substances in its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Prior to the Company's inception, its U.S. subsidiary, at the time it was owned by its former owners, was involved in two separate incidents related to the release of hazardous materials into the environment at a leased facility which is no longer occupied by the Company. The Company believes from a review of correspondence from various regulatory agencies that these incidents were investigated and remediated by the U.S. subsidiary's former owners. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations, and policies, there can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous.

         The Company recently became aware of regulations requiring the issuance of export licenses for the exportation of certain neurotoxins in its product line. The products involved represent approximately 30 of the Company's 7,000 products and accounted for approximately $150,000 in sales in each of the last three fiscal years. Upon becoming aware of these regulations, the Company immediately ceased the exportation of these toxins, began the process of applying for the appropriate export licenses and made a voluntary disclosure to the U.S. Department of Commerce ("DOC") regarding its prior exports of these products. The Company has advised the DOC that it will cooperate fully in any investigation that it may undertake regarding these exports. The Company may be subject to the payment of penalties for its failure to have obtained such licenses in the past, but based upon discussions with the DOC and published reports regarding similar violations by other companies, the Company does not believe that such penalties, if levied, will have a material adverse effect on the Company.

         Product Liability Risk; Limited Insurance Coverage. Although the Company does not sell products intended for use in humans, or, with the exception of its Clinalfa products, sell products intended for use in human clinical trials, the Company's business could expose it to potential liability risks. The Company currently has only limited product liability insurance, and there can be no assurance that it will be able to maintain such insurance or obtain additional insurance on acceptable terms or that insurance will provide adequate coverage against potential liabilities. A successful product liability claim or a series of claims brought against the Company in excess of its insurance coverage limits could have a material adverse effect on the Company's business, financial condition and results of operations.

                          Part II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

         On July 17, 1996, the holders of a majority of the shares of Common Stock, Series A Convertible Preferred Stock, and Series B Preferred Stock, the Company acted by written consent to:

         (i) Approve the amendment and restatement of the Company's certificate of incorporation to change the Company's name from Calbiochem-Novabiochem International, Inc. to CN Biosciences, Inc., increase the authorized shares of capital stock in anticipation of the Company's initial public offering of Common Stock, and modify the indemnification provisions to provide for indemnification of the Company's officers;

         (ii) Approve the amendment of the Company's 1992 Stock Option Plan to increase the number of shares of Common Stock which may be issued pursuant to stock options granted under such plan and to make certain other technical amendments; and

         (iii) Approve the initial public offering of the Company's Common Stock and authorize the Company to enter into an agreement providing for the exchange of Series B Preferred Stock for Common Stock and the conversion of Series A Convertible Preferred Stock into Class A Common Stock upon consummation of such initial public offering.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

                 3.1      Amended and Restated Certificate of Incorporation

                 3.2      Amended and Restated By-Laws

                 10.1 Letter Agreement, dated September 30, 1996, by and between Calbiochem-Novabiochem Corporation, CN Biosciences, Inc., Calbiochem-Novabiochem AG, and Silicon Valley Bank

                 10.2 Amendment to Loan Agreement, dated September 30, 1996 between Calbiochem-Novabiochem Corporation and Silicon Valley Bank

                 10.3 Amendment to Loan Agreement, dated October 2, 1996 between Calbiochem-Novabiochem Corporation and Silicon Valley Bank

                 11.1     Statement re computation of per share earnings

                 27.1     Financial Data Schedule

         (b) Reports on Form 8-K:

                 None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CN BIOSCIENCES, INC.



November 14, 1996                 /s/ Stelios B. Papadopoulos
                                  ------------------------------------
                                  Stelios B. Papadopoulos
                                  Chief Executive Officer, Chairman
                                  and President
                                  (duly authorized officer)


November 14, 1996                 /s/ James G. Stewart
                                  ------------------------------------
                                  James G. Stewart
                                  Vice President, Chief Financial Officer
                                  and Secretary
                                  (principal financial officer)

                               INDEX OF EXHIBITS



Exhibit Number            Description

3.1                       Amended and Restated Certificate of Incorporation

3.2                       Amended and Restated By-Laws

10.1 Letter Agreement, dated September 30, 1996, by and between Calbiochem-Novabiochem Corporation, CN Biosciences, Inc., Calbiochem-Novabiochem AG, and Silicon Valley Bank

10.2 Amendment to Loan Agreement, dated September 30, 1996 between Calbiochem-Novabiochem Corporation and Silicon Valley Bank

10.3 Amendment to Loan Agreement, dated October 2, 1996 between Calbiochem-Novabiochem Corporation and Silicon Valley Bank

11.1                      Statement re computation of per share earnings

27.1                      Financial Data Schedule