Form 10-K
period 1996-12-31
CN BIOSCIENCES INC
filed 1997-03-26
CIK 1018371

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
         FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-21281

                              CN BIOSCIENCES, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)



         DELAWARE                                            33-0509785
         --------                                            ----------
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         10394 PACIFIC CENTER COURT, SAN DIEGO, CA           92121
         ------------------------------------------          -----
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (619) 450-5500


Securities registered pursuant to Section 12(b) of the Act:
                          None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock held by non-affiliates of the registrant on March 12, 1997 was approximately $25.8 million.

As of March 12, 1997, the Registrant had 5,168,830 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders - Part II

Portions of the Proxy Statement for the 1997 Annual Meeting of Stockholders -
Part III

                               TABLE OF CONTENTS

PART I

    Item 1.  Business                                                                                                         3
    Item 2.  Properties                                                                                                       24
    Item 3.  Legal Proceedings                                                                                                24
    Item 4.  Submission of Matters to a Vote of Security Holders                                                              24
PART II
    Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                                            25
    Item 6.  Selected Consolidated Financial Data                                                                             25
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                                       25
    Item 8.  Financial Statements and Supplementary Data                                                                      25
    Item 9.  Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                                                            26
PART III
    Item 10. Directors and Executive Officers of the Registrant                                                               27
    Item 11. Executive Compensation                                                                                           27
    Item 12. Security Ownership of Certain Beneficial Owners and Management                                                   27
    Item 13. Certain Relationships and Related Transactions                                                                   27
PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K                                                 28
Signatures                                                                                                                    31
Schedule II - Valuation and Qualifying Accounts                                                                               32
Exhibit Index                                                                                                                 33

                                     PART I


ITEM 1.  BUSINESS

  As used in this Annual Report on Form 10-K, references to the "Company" or "CN Biosciences" refer to CN Biosciences, Inc. and its direct and indirect subsidiaries, unless otherwise indicated or the context otherwise requires.

  This Annual Report on Form 10-K contains forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such a difference include, but are not limited to, those set forth under the caption Risk Factors and in Management's Discussion and Analysis of Financial Condition and Results of Operations, incorporated by reference herein.

THE COMPANY

  CN Biosciences, Inc. ("CN Biosciences" or the "Company") is engaged in the development, production, marketing and distribution of a broad array of products used worldwide in disease-related life sciences research at pharmaceutical and biotechnology companies, academic institutions and government laboratories. The Company's products include biochemical and biological reagents, antibodies, assays and research kits which it sells principally through its general and specialty catalogs under its well-established brand names, including Calbiochem, Novabiochem and Oncogene Research Products. With over 7,800 products, the Company offers scientists the convenience of obtaining from a single source both innovative and fundamental research products, many of which are instrumental to areas of research such as cancer, cardiovascular disease, Alzheimer's and AIDS. The Company believes it has established a long-standing reputation in the life sciences research products market for product quality, product reliability, extensive technical service and strong customer support.

  The Company believes that it is strategically positioned with both the breadth of research products and critical mass that are characteristic of the industry's larger providers, as well as the innovative research and development capabilities that are characteristic of the industry's smaller specialty companies. Based upon this strategic positioning, the Company believes it can establish itself as a leading supplier of higher margin research products to selected emerging, high growth niche research markets by offering innovative products through specialty catalogs. In recent years, the Company has implemented its niche research market strategy in areas such as signal transduction, apoptosis and combinatorial chemistry. The Company intends to continue to penetrate emerging niche research markets through internal development and the selective acquisitions of companies with products in areas targeted for future growth. The Company's successful acquisition and integration of the Oncogene Research Products business is an example of the implementation of this strategy. As a result of this acquisition, the Company significantly expanded its capabilities in molecular biology and immunology and added over 700 new product offerings, many of which are included in the Company's Apoptosis specialty catalog.

  A key element of the Company's growth strategy is to leverage certain existing assets of the Company including (i) its comprehensive general catalog product offerings, customer base and reputation, (ii) its global manufacturing and distribution infrastructure, including its highly automated order fulfillment system and (iii) the scientific expertise of its staff in immunochemistry, biochemistry, molecular biology and synthetic peptides. During 1996, the Company sold products to over 8,000 accounts, filled over 90,000 orders in 48 countries and generated sales of $33.7 million and net income of $2.0 million. The Company's development, marketing and distribution activities are supported by the Company's highly experienced scientific staff, which includes 42 professionals holding Ph.D.s in a variety of life sciences disciplines, as well as other personnel located at seven facilities in the United States, Europe, Japan and Australia.

INDUSTRY OVERVIEW

  The life sciences research industry has experienced dramatic advances in biology and chemistry over the past three decades, particularly as they relate to the understanding of the origin of diseases at the molecular and cellular level. These advances have led to the rapid expansion of drug discovery programs and the development of new methodologies of research. Industry sources estimate that there are over 300,000 scientists worldwide currently engaged in life sciences research. In 1996, U.S. pharmaceutical and biotechnology companies spent over $20 billion on research and development. In addition, academic institutions and government laboratories receive a portion of their research funding from organizations such as the NIH, which had a budget for 1996 exceeding $11.9 billion. Over the past ten years, the NIH budget has grown at a compounded annual rate of approximately 6.7%, although recent government proposals aiming to reduce or eliminate budgetary deficits have included reduced allocations to the NIH and the other government agencies that fund research and development activities. In its most recent industry survey published in 1994, Frost & Sullivan estimated that $1.6 billion was spent worldwide in

1992 on specialty biochemical products, such as those offered by the Company for research in biochemistry, immunology, cellular biology and molecular biology. According to Frost & Sullivan, the compound annual growth rate from 1992 through 1999 for the U.S. life sciences research products market (which represents approximately one-third of the worldwide market) is estimated to be approximately 13%. Furthermore, the Company believes that certain segments of life sciences research, such as apoptosis, signal transduction and combinatorial chemistry, are particularly strong areas of growth.

  Life sciences researchers utilize specialty biochemical products to conduct their research. These research products range broadly in complexity, purity, scarcity, cost and function, and their availability and quality are often critical to a project's success. Furthermore, recent advances in understanding physiological processes at the molecular and cellular level, genomics and the development of other basic life sciences technologies have increased the demand for innovative product solutions designed to assist scientists in improving the efficiency and quality of their research. Examples of such solutions include specific protein or peptide fragments, monoclonal antibodies or DNA probes tailored to a given research protocol that would be too time consuming or complex for a researcher to prepare at his or her own lab bench. Other examples include kits designed to reduce complex multi-step procedures, thereby shortening the time required for experiments, improving the quality of information provided in many cases and ensuring repeatability of the experiment in subsequent research. The Company believes that researchers are typically concerned primarily with product performance, quality, rapid availability, time savings and the value added by innovative products such as specialized assays and research kits, and are relatively less sensitive to price. Because life sciences research can often involve experimentation carried out over months or even years, and because researchers seek to minimize extraneous variables in their research protocols, the consistency of research products is essential. As a result, the Company believes that researchers tend to exhibit loyalty to the supplier that first supplies them with a particular research product.

  The life sciences research products industry is highly fragmented. The industry is comprised of several very large public companies and a large number of smaller companies which are typically privately held. The larger companies typically generate revenues from the sale of a broad range of equipment, laboratory supplies and other products, including research products which compete with many of the Company's product offerings. These larger suppliers generally place greater emphasis on high-revenue generating products and on the breadth of their product offering than on providing innovative products early to market. The smaller companies, the majority of which are substantially smaller than the Company, typically supply a highly focused product offering to very specific market niches. These smaller companies generally specialize in addressing the emerging needs of life sciences researchers by emphasizing innovative products. Such smaller companies often lack the distribution network and capital resources required to grow beyond providing a limited and highly specialized offering to a relatively narrow market. As the market expands and the need to cost effectively distribute products to a larger, more geographically diverse customer base increases, the Company believes that customer access will be increasingly difficult for smaller companies lacking significant marketing and distribution infrastructure. The Company believes that the industry's fragmented structure and underlying dynamics may create opportunities for consolidation.

STRATEGY

  CN Biosciences' goal is to become a leading provider of innovative research products to the life sciences research market. To achieve this goal, CN Biosciences' strategy includes the following elements:

  Target Emerging, High Growth Niche Research Markets. The Company seeks to establish leading positions early in the evolution of the market's faster growing, higher margin niche research markets. The Company identifies a potentially attractive niche research market through a comprehensive review by its scientific personnel and interaction with the Company's Technology Council and network of other scientific advisers. In deciding which niche research markets to pursue, the Company considers a number of factors, including potential market size, synergies with existing areas of research, resources required to develop both the product offering and related catalog and the potential for establishing a leading position early in the market's development. Once the Company has identified a niche research market, it assembles a targeted product offering from its existing products, new products developed by its own scientific staff and products sourced from third parties. These products are then distributed primarily through specialty catalogs designed to provide scientists working in a specific field with a single comprehensive source integrating both innovative products often not found elsewhere and a broad range of related products. During 1996, the Company introduced an Apoptosis specialty catalog and issued an updated version of its Signal Transduction specialty catalog. In the first quarter of 1997, the Company issued an updated version of its Combinatorial Chemistry specialty catalog. The Company also has introduced targeted product offerings to researchers studying glycobiology and intends to issue a Neurosciences specialty catalog during 1997. CN Biosciences seeks to be first to comprehensively market products in each of its targeted niche research markets and to be in a leading position early in such market's development.

  Expand Product Offerings to Existing Customer Base. The Company intends to expand sales through the introduction of new product offerings to its existing customer base. The Company's new product development efforts, both for its specialty and general catalogs, are supported by its significant commitment to research and development. New product ideas are generated through active dialogues among the Company, its customers and its extensive network of scientific advisers, participation in national and international conferences, and comprehensive reviews of selected scientific literature. The Company believes that successfully penetrating further niche research markets will, in addition to generating revenues from sales of products contained in its specialty catalogs, also increase the number of research scientists and institutions seeking to license their discoveries to the Company for production and distribution, and generate increased sales of products in the Company's comprehensive general catalogs.

  Pursue Strategic Acquisitions. The Company intends to penetrate emerging niche research markets and expand product offerings to existing customers through the selective acquisition of companies with research and development capabilities and product offerings in areas targeted for future growth. In August 1995, the Company consummated the strategic acquisition of the Oncogene Research Products business, which has enabled the Company to substantially expand its offerings of assays, kits, monoclonal antibodies and polyclonal antibodies. The Company believes that, due to the highly fragmented nature of the life sciences research products industry, significant opportunities for consolidation exist, although no assurances can be made that the Company will be able to identify and successfully consummate additional acquisitions. The Company believes that the industry's smaller companies are typically privately held and individually generate less than $10 million in annual revenues, yet conduct a significant portion of the industry's innovative research, particularly in specific niche research markets. The Company has numerous contacts with many of these smaller research products companies for which the Company often acts as a distributor or licensee, and believes that these relationships may facilitate both the identification and consummation of acquisitions.

  Maximize Operating Efficiencies. The Company's investment in and refinement of its product sourcing, procurement, production, inventory management and order fulfillment capabilities, as well as its worldwide distribution network and computer systems will continue to enable the Company to operate more cost-effectively and to achieve greater service efficiency at higher sales volumes. Additionally, the Company believes that this infrastructure provides opportunities for the Company to service and support increased net sales without the need for commensurate increases in expenses. The Company utilizes a "technology center" concept for each brand which allows for product development, customer service, technical support and brand-specific marketing capabilities at its manufacturing locations, while retaining centralization of many administrative and routine operations at its San Diego headquarters.

CORE COMPETENCIES

  The Company believes that its past success is attributable to a number of factors, including:

  Experienced Management Team, Scientific Staff and Network of Scientific Advisers. The Company's executive officers have an average of over ten years of experience in the research products industry. In addition, since 1993 the Company has expanded its scientific staff to include 42 professionals holding Ph.D.s in a variety of life sciences disciplines. With its expanded scientific staff and its particular expertise in immunochemistry, biochemistry, molecular biology and synthetic peptides, the Company is able to offer a broad range of products and to support such product offerings with both a high level of scientific content in its catalogs and knowledgeable technical support personnel. The Company regularly interacts with a network of scientific advisers within the life sciences research industry including its four member Technology Council, members of academic institutions with which the Company collaborates, as well as its customers. These interactions have enabled the Company to identify the specialized needs of researchers in several emerging fields of life sciences research and to provide innovative product solutions to facilitate research in these targeted areas.

  Merchandising and Marketing Expertise. The Company believes its skill in positioning and merchandising its products has enabled it to expand its share of the life sciences research products market. The Company employs a variety of marketing techniques to enable it to produce catalogs that the Company believes are more informative and more visually appealing than those of its competitors. In structuring its catalog offerings, the Company effectively combines basic product information with a significant amount of related scientific reference data and technical advice. In addition, with each new edition of the Company's catalogs, the Company has increased the level of indexes and cross references -- by application, product category and individual product -- and developed a variety of color coded reference aids, all of which are designed to facilitate the ease with which a scientist can find the product needed to conduct his or her research. Capitalizing on these skills, its established catalog brand names and its comprehensive list of product offerings, the Company has identified opportunities to target high growth emerging niche research markets using specialty catalogs to more effectively bring its products to the attention of research scientists.

  Total Quality Management, Technical Service and Customer Support. Research scientists require that the products used in their research conform to exacting quality standards. The Company utilizes its Total Quality Management program to ensure that customers receive consistent, high quality products which meet or exceed customer requirements and catalog specifications. Quality control functions designed to provide controls over the products distributed, whether internally manufactured or externally sourced, have been fully integrated into the Company's development and manufacturing process. In addition, the Company provides extensive technical service to customers, primarily over the telephone, in situations where customers have questions regarding complex product applications, research protocols and background regarding use of the Company's products. The Company also provides strong customer support through its customer service staff of trained professionals at various worldwide locations, who are primarily responsible for answering customer telephone inquiries, receiving orders and following up on general product matters.

  Highly Automated Order Fulfillment. The nature of life sciences research and the rapid pace with which it is conducted is such that results achieved one day may subtly change the course of the scientist's experiments for the next day. As a result, research scientists will often require specific research products delivered on short notice, and the speed and accuracy with which such products are delivered can affect the success or failure of the researcher's work. The Company has a highly automated order fulfillment system capable of delivering substantially all customer orders worldwide on a next-day basis. The Company believes that this system enables the Company to compete with its larger competitors and gives it a competitive advantage over its smaller competitors, while at the same time making the Company an attractive distribution outlet for these smaller companies.

PRODUCTS

  The Company sells over 7,800 products represented by over 14,000 stock keeping units (SKUs). Through the ongoing efforts of its scientific and technical staff, its contacts with researchers in academic and commercial research laboratories and its open dialogue with scientific advisers, the Company continually adds new products to its product offerings.

   The broad categories of the Company's products include:

    PRODUCT CATEGORY                                            DESCRIPTION OF PRODUCTS
    ----------------                                            -----------------------
 Biochemicals  . . . . . . . . . . . . . . . .       Includes 25 major categories of products
                                                     comprised of enzymes, proteins, detergents,
                                                     inhibitors, antibiotics and others.

 Immunochemicals . . . . . . . . . . . . . . .       Includes monoclonal and polyclonal
                                                     antibodies, antibodies to various receptor proteins,
                                                     signaling proteins, glycoproteins, proto-oncogenes,
                                                     enzymes, neurotoxins and others.

 Amino Acids and Peptides  . . . . . . . . . .       Includes Fmoc and Boc amino acid derivatives
                                                     and hundreds of biologically active peptides.

 Kits and Assays . . . . . . . . . . . . . . .       Includes a family of free radical marker
                                                     ELISA kits for oxidative stress research as
                                                     well as a rapidly growing line of ELISA kits
                                                     for use in apoptosis research such
                                                     as NMP, Fas and cdk1.

 Resins and Linkers  . . . . . . . . . . . . .       Includes tentagel and polystyrene resins,
                                                     together with a variety of trityl linkers.

  The Company's products are marketed through four brands, each targeting different segments of life sciences research, although some overlap exists between the markets and products of each brand.

   o Calbiochem. Calbiochem brand products target the immunology, cell biology and biochemistry segments of life sciences research. Calbiochem has been providing research products for over 40 years and is a well-recognized name in the life sciences research industry.

   o Novabiochem. The Company's Novabiochem brand covers products for the biochemistry and peptide chemistry segments of life sciences research. Novabiochem brand products have been offered since 1986.

   o Oncogene Research Products. The Company currently co-brands Oncogene Research Products with the Calbiochem brand. These products target the immunology and molecular biology segments of life sciences research.

   o Clinalfa. The Company's Clinalfa brand offers biologically active peptides and related biological products for use in limited human trials for research purposes. Clinalfa products are distributed principally in Europe.

In addition to sales of its core products in standard laboratory quantity sizes (generally from 100 nanograms to as large as 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) generally at discounts from catalog prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PRODUCT POSITIONING AND MARKETING

  The Company's products are principally sold through its three general and four specialty catalogs. The Company also periodically distributes a number of other publications to supplement its catalogs. The following table identifies each of the Company's catalogs and gives the most recent publication dates, the approximate number of copies published, the approximate number of products included, the principal product focus and the brand names featured:

                              SUMMARY OF CATALOGS

                                            NUMBER OF   APPROXIMATE
                                            CATALOGS     NUMBER OF       PRINCIPAL PRODUCT
     CATALOGS           LAST PUBLISHED      PUBLISHED     PRODUCTS             FOCUS            BRAND NAMES
-------------------    -----------------     ----------  -----------    --------------------    -------------
GENERAL
  Calbiochem           First Quarter 1996     158,000        3,070      Biochemicals and        o Calbiochem
                                                                        Immunochemicals         o Novabiochem
                                                                                                o Oncogene
                                                                                                   Research
                                                                                                   Products

  Novabiochem          Third Quarter 1996      58,000        2,100      Peptides, Boc and       o Novabiochem
                                                                        Fmoc Amino Acids and
                                                                        Peptide Synthesis
                                                                        Reagents

  Oncogene Research    Fourth Quarter 1996     80,000         865       Antibodies, Markers,    o Oncogene
    Products                                                            Reagents and Kits          Research
                                                                                                   Products

SPECIALTY
  Signal Transduction  Second Quarter 1996     85,000        1,400      G Proteins, Kinases,    o Calbiochem
                                                                        Nitric Oxide, Calcium   o Novabiochem
                                                                        Metabolism and p53      o Oncogene
                                                                                                   Research
                                                                                                   Products

  Apoptosis            First Quarter 1996      60,000         330       Antibodies, Assays,     o Calbiochem
                                                                        ELISAs, Kits and        o Oncogene
                                                                        Reagents                   Research
                                                                                                   Products

  Combinatorial        First Quarter 1997      20,000         170       Resins, Linkers, Fmoc   o Novabiochem
    Chemistry                                                           Amino Acids and
                                                                        Peptide Synthesis
                                                                        Reagents

  Clinalfa             First Quarter 1996       8,000          40       Biologically Active     o Clinalfa
                                                                        Peptides

  General Catalogs

  The Company utilizes general catalogs summarizing the complete product offerings under each of its principal brands to reach a broad audience of life sciences research scientists. The following is a brief summary of each of the Company's three general catalogs:

    o Calbiochem General Catalog. The Calbiochem general catalog has been published since 1954. The most recent catalog, published in the first quarter of 1996, summarizes the Company's offering of approximately 3,070 biochemicals and immunochemicals, including more than 700 products new to the catalog. Approximately 158,000 copies of the most recent edition of the catalog have been published. The Calbiochem general catalog combines Calbiochem brand products, along with selected Oncogene Research Products and Novabiochem brand products, to provide a broad offering to research scientists. Important product categories contained in this catalog include G- proteins, calcium metabolism, protein kinases, nitric oxide and protein phosphates.

    o Novabiochem General Catalog. The Novabiochem general catalog summarizes the Company's 2,100 item product offering of resins, amino acid derivatives and reagents for peptide synthesis, as well as biologically active peptides and enzyme substrates and inhibitors. Published since 1986, 58,000 copies of the newest edition of the Novabiochem general catalog were published in the third quarter of 1996. The catalog includes unique "synthesis notes" prepared by the Company which provide a comprehensive and current review of solid phase peptide synthesis methodology.

    o Oncogene Research Products General Catalog. Approximately 865 products are included in this catalog which focuses primarily on scientific research in the areas of cancer, heart disease, signal transduction and neurobiology. Approximately 80,000 copies of the most recent version of this catalog were published in the fourth quarter of 1996. Key products in the catalog include antibodies, assays, kits, peptides and probes.


   Specialty Catalogs

  Commencing in 1994, with the publication of its first specialty catalog in the area of signal transduction, the Company's strategy has included the development of specialty catalogs focused on niche research markets to meet the specific needs of researchers in newer, high growth areas of life sciences research. One key element of this strategy has been to significantly increase the scientific background data contained in its catalogs, so that researchers view the Company's catalogs not only as compendiums of product listings, but also as significant technical resources. A recent implementation of this strategy is the Company's Apoptosis specialty catalog which contains text-book quality descriptions, illustrations and schematics of central elements in the current understanding of the phenomenon of apoptosis, as well as detailed methods and protocols for some of the most commonly utilized procedures needed to conduct research in this area.

    o Signal Transduction Specialty Catalog. Approximately 1,400 products from the Calbiochem, Novabiochem and Oncogene Research Products brands have been integrated into this specialty catalog which addresses the needs of researchers doing work in signal transduction. Approximately 85,000 copies of the Company's third edition of this catalog were published in second quarter of 1996 and contained over 500 products new to the catalog focusing on this growing area of scientific research. Over the past several years, the level of signal transduction research has grown as scientists in many disciplines have increasingly focused on the impact on their research of both intercellular and intracellular communication. In addition to detailed product listings, the catalog provides literature reviews, product structures, molecular weights, application comments, technical protocols and comparative tables of use to many signal transduction researchers.

    o Apoptosis Specialty Catalog. The newest of the Company's specialty catalogs focuses on research in the area of apoptosis. Apoptosis, or "programmed cell death," is a process whereby various stimuli activate a genetic program to implement a specific series of events that culminate in the death and efficient disposal of a cell with minimal damage to surrounding cells or tissue. Apoptosis is essential for normal development of cells, and disruption to the apoptotic process can lead to a spectrum of defects thought by some researchers to be important to various diseases including cancer, AIDS and Alzheimer's. The potential for drugs that modulate the regulation of apoptosis provides a new and growing opportunity for the treatment of many disease states, and the Company anticipates continued growth in this area of research. The initial catalog, published in the second quarter of 1996, combines existing Calbiochem and Oncogene Research Products brand products with newly developed, innovative products focused on addressing this new and growing area of scientific research. Approximately 60,000 copies of the Apoptosis specialty catalog have been published. The catalog includes extensive literature citations, materials and methods, information and scientific diagrams to assist the researcher working in this relatively new field of study. The Company's Apoptosis specialty catalog is printed in two versions, one marketed exclusively under the Calbiochem name and another marketed jointly under the Calbiochem and Amersham International plc names.

     o Combinatorial Chemistry Specialty Catalog. Combinatorial chemistry has emerged as a powerful new tool used by pharmaceutical companies in the drug discovery process. In the first quarter of 1997, the Company published the most recent edition of its Combinatorial Chemistry catalog. This catalog, 20,000 copies of which have been published, provides approximately 170 products focused primarily on solid supports, condensation reagents, resins and linkers of interest to companies utilizing combinatorial chemistry techniques.

     o Clinalfa Specialty Catalog. This catalog contains Clinalfa brand products which capitalize upon existing strengths in the Company's manufacturing capabilities to provide a selection of ultra-pure peptides of interest to a specialized group of researchers focused on human clinical research applications, principally in the European market. Approximately 8,000 copies of the most recent Clinalfa specialty catalog have been published. The Company's Clinalfa brand product offering is produced under appropriate good manufacturing practices ("GMP") which meet the requirements of government regulations and its clinical research customers in this area.

   Other Publications

  In addition to its general and specialty catalogs, the Company utilizes its internal staff in developing and distributing a variety of supporting publications designed to highlight its new products and target specific market segments with selected product offerings. These publications include:

     o Biologics. The Calbiochem brand general biochemical and immunochemical newsletter is published two to three times per year and is distributed to the entire Calbiochem mailing list, including biochemists, neurobiologists, biologists and immunologists. This broad- based publication introduces new product offerings under the Calbiochem brand (including inhibitors, enzymes and detergents) and also includes updated scientific articles and references.

     o Flagship Brochures. The Company's Flagship Brochures present the complete product line of five areas within signal transduction that the Company has singled out for special market emphasis, comprised of protein kinases, calcium metabolism, G-proteins, nitric oxide and protein phosphatases. The first of these brochures was introduced by the Company in October 1995.

     o Technical Bulletins. The Company maintains more than 50 Technical Bulletins relating to Calbiochem brand products. These are two to six page publications that focus on specific products and product lines, including detergents, protease inhibitors, lipoproteins and ionophores. These publications are used for targeted direct mailings as well as for distribution at trade shows, scientific conferences and exhibitions.

     o Letters, Innovations and Technical Notes. These are an interrelated trio of support publications for Novabiochem brand products and are distributed to customers interested in peptide synthesis and combinatorial chemistry. Letters is published two to three times per year to inform customers of the Company's new and innovative products being developed for use in their drug discovery programs. Each edition features new linkers, resins and amino acid derivative products useful for a variety of peptide and small molecule synthesis techniques. Innovations is published four to six times per year and provides a much more expansive description of the products introduced in Letters. It includes procedures for new product use along with up-to-date literature references. Novabiochem Technical Notes are released one or two times per year and are based on the most recent techniques used in solid phase peptide synthesis or solid phase organic synthesis. Novabiochem Technical Notes contain detailed descriptions, explanations and suggestions for using certain Novabiochem brand products.

     o Oncogene Research Products Publications. Oncogene Research Product brand's New Product Guide is published one to two times per year and is widely distributed to researchers studying cell cycle, cell proliferation, apoptosis and signal transduction as well as to Oncogene Research Products customers studying heart disease and metastasis, tumor suppressor genes and neurosciences. A variety of applications brochures and mailers focusing on the Oncogene Research Products brand are distributed six to eight times per year, focusing on various new and existing product portfolios applicable to select market segments, including proteases, apoptosis kits, cdk1 and ELISAs.

DEVELOPMENT OF NEW PRODUCTS

  The Company conducts its research and development at its technology centers in San Diego, California, Cambridge, Massachusetts and Laufelfingen, Switzerland. The Company's research scientists internally develop new products, source new products from third parties and refine manufacturing techniques for existing products. The Company introduced over 1,100 new products in 1995 including over 700 products introduced as a result of the acquisition of the Oncogene Research Products business and introduced in excess of 700 new products in 1996. The Company's historical experience indicates that a significant number of its products have relatively long life cycles, often in excess of five years. The Company identifies potential new products from many sources, including through customer input, its Technology Council and extensive network of scientific advisers, review of selected scientific literature, established relationships with research institutes and universities and participation in industry trade shows.

  Product introductions are developed and monitored by the Company and offered under one of the Company's brand names and through one or more of its catalogs and supporting publications. The following table illustrates both the breadth of the Company's product offerings from its 1996- 1997 Calbiochem general catalog published in the first quarter of 1996 and the extent to which products not previously offered through this catalog were added.

             1996-1997 CALBIOCHEM GENERAL CATALOG PRODUCT OFFERINGS

                                             TOTAL NUMBER     PRODUCTS
                PRODUCT CLASS                OF PRODUCTS    NEW TO CATALOG
                -------------                -----------    --------------
  Amino Acids . . . . . . . . . . . . . .          62            --
  Antibiotics . . . . . . . . . . . . . .          46             1
  Antibodies (monoclonal and polyclonal)          470           245
  Buffers . . . . . . . . . . . . . . . .          30            --
  Carbohydrates . . . . . . . . . . . . .          57            --
  Chromatography Reagents . . . . . . . .           7            --
  Detergents  . . . . . . . . . . . . . .          92             4
  Dyes, Stains and Probes . . . . . . . .          68            11
  Enzyme Inhibitors . . . . . . . . . . .         369           106
  Enzyme Substrates . . . . . . . . . . .          98            19
  Enzymes . . . . . . . . . . . . . . . .         204            29
  Growth Factors and Cytokines  . . . . .          56            17
  Hormones and Steroids . . . . . . . . .          18            --
  Immunochemicals . . . . . . . . . . . .         533           117
  Ionophores and Channel Formers  . . . .          40            12
  Lipids and Phospholipids  . . . . . . .          43            --
  Nucleotides and Bases . . . . . . . . .          94            --
  Neurochemicals  . . . . . . . . . . . .         110            70
  Neurotoxins . . . . . . . . . . . . . .         100            13
  Organics and Inorganics . . . . . . . .          42            --
  Peptides  . . . . . . . . . . . . . . .         171            31
  Plant Biology Reagents  . . . . . . . .          13            --
  Protein and Nucleic Acid Modification            35             5
  Reagents  . . . . . . . . . . . . . . .
  Proteins and Derivatives  . . . . . . .         147            47
  Signal Transduction Reagents  . . . . .         124             8
  Vitamins and Coenzymes  . . . . . . . .          20            --
  Miscellaneous . . . . . . . . . . . . .          21             6
                                                -----           ---
            Total . . . . . . . . . . . .       3,070           741
                                                =====           ===

SALES AND DISTRIBUTION

  Catalogs and Supporting Publications. The Company markets its products directly to its customers through its catalogs and supporting publications. The Company believes that the quality and presentation of its catalogs represent a competitive advantage. The Company devotes significant resources to creating and designing catalogs that have a high degree of scientific and technical content and are, the Company believes, considerably more visually appealing than those of its competitors. The Company's catalogs generally are extensively indexed and cross referenced -- by application, product category and individual product -- and contain a variety of color coded reference aids which are designed to facilitate the ease with which a scientist can find the product needed to conduct his or her research. In addition, new product offerings are extensively highlighted. Catalogs generally contain detailed technical information concerning the catalog's products, including current citations to scientific research papers in which the products have been used, as well as background information regarding focused areas of research in which various subgroups of research products may be utilized. Catalogs are published for distribution in the United States with pricing in U.S. dollars. In addition, a number of the Company's catalogs and brochures are printed for foreign distribution with pricing in local currencies.

  The Company's marketing communications group utilizes in-house desktop publishing systems in coordination with the Company's management information systems and databases to assist in the production of camera-ready masters of certain catalogs and publications. This enables the Company to revise and reprint certain catalogs in 12 to 18 month cycles and to distribute other publications more frequently. To further differentiate its publications from those of many of its competitors, the Company has increasingly shifted to high quality four color printing for its catalogs and brochures, and utilizes its internal staff to significantly increase their graphic content.

  The Company directly distributes its catalogs and supporting publications using its proprietary database containing profiles of more than 100,000 research scientists and institutions. The Company believes that a substantial portion of its revenue represents sales to repeat customers. During 1996, the Company sold products to more than 8,000 accounts, with more than 75% of these customers making purchases multiple times during the year. The Company also selectively mails catalogs and other publications to potential customers, information about whom is obtained from trade shows, responses to Company advertisements, foreign distributors and sales representatives, and the Company's home pages on the Internet. The Company also advertises its catalogs in scientific journals, publicizes them at industry trade shows and other scientific functions and utilizes its network of sales representatives, distributors and industry contacts to attract additional potential customers whose profiles can then be added to the Company's database.

  Sales Offices and Customer Service Representatives. In addition to its San Diego headquarters, the Company maintains sales and customer support offices in Cambridge, Massachusetts, Switzerland, the United Kingdom, Germany, Australia and Japan. The Company's staff of 22 customer service representatives receive telephone orders directly from customers. The customer service representatives utilize a computerized data- entry system which enables them to immediately access detailed customer and product information, quote prices and check product availability. The Company has the ability to process standing orders and to schedule periodic shipments according to the needs of its customers. Orders are also submitted by mail and fax. Standard payment terms are net 30 days, but the Company also accepts Visa, MasterCard and American Express. The Company employs a limited sales force of seven individuals, principally in the United States and Europe, and has a network of 50 independent foreign distributors who resell the Company's products to their customers in selected markets.

  Technical Support. The Company employs a staff of 12 technical service specialists throughout its worldwide locations who are available during business hours to consult with research scientists concerning the use of the Company's products. These service specialists (nine of which hold Ph.D.s) are actively involved in the development and are knowledgeable about the use of the Company's products. Technical support is also available through the Company's foreign sales offices and distributors.

  Internet. The Company maintains home pages on the Internet for the Calbiochem, Novabiochem and Oncogene Research Products brands with information about the Company and its products and catalogs. The Company believes that the Internet may become an increasingly important channel of customer communication and intends to further develop its Internet presence to keep pace with changes in technology and the market for its products.

CUSTOMERS

  During 1996, the Company sold products to over 8,000 accounts including individual research scientists, institutions, companies and distributors worldwide. No single account exceeded 10% of the Company's total sales for the year ended December 31, 1996. The Company maintains extensive local databases of current and potential customers which are utilized for targeted mailings of catalogs and other publications. Selected customers of the Company include research scientists at:

                                                                                GOVERNMENT AND OTHER
     PHARMACEUTICAL           BIOTECHNOLOGY              ACADEMIC               RESEARCH INSTITUTIONS
--------------------      -------------------     ----------------------     --------------------------
Abbott Laboratories       Amgen                   Columbia University        Dana Farber Cancer Institute
Eli Lilly and Company     Biogen Incorporated     Harvard University         Food and Drug Administration
GlaxoWellcome             Chiron Corporation      Johns Hopkins University   Massachusetts General Hospital
Merck & Company           Genentech Incorporated  University of California   Mayo Clinic
Pfizer, Inc.              Genetics Institute      University of Michigan     National Institutes of Health
SmithKline Beecham        Genzyme                 University of              The Scripps Research
                                                  Pennsylvania               Institute

  Details regarding the Company's operations by geographic area are included in
Note 9 of Notes to Consolidated Financial Statements.

COLLABORATIONS

  An important part of the Company's business is its many collaborations with institutions and life sciences researchers. These collaborations range from licensing and producing products discovered by a single research scientist to joint marketing and distribution arrangements.

  Amersham International plc. In connection with the Company's targeting of the apoptosis niche research market, the Company entered into a distribution agreement in March 1996 with Amersham International plc ("Amersham"), a U.K. based health science company (total 1995 company-wide sales of over L.350 million) which, among other things, supplies products to the life sciences research market. In connection with this distribution agreement, the Company's Apoptosis specialty catalog is printed in two versions, one marketed exclusively by the Company under the Calbiochem name and the other marketed jointly under the Calbiochem and Amersham names. The Company believes that Amersham's worldwide network of sales representatives with specialized knowledge of the assays and kits markets will contribute to the Company's future success in the apoptosis niche research market. In addition, the distribution agreement contemplates that the Company and Amersham will enter into further collaborative agreements under which the Company would add Amersham-developed products to the Apoptosis specialty catalog, and the Company and Amersham would jointly develop new products.

  The Scripps Research Institute. In September 1995, the Company entered into a sublicense agreement with The Scripps Research Institute which will allow it to produce various enzymes, substrates and other products of interest to research scientists working in the field of glycobiology, through the use of recombinant technology. The availability of such products, which will be manufactured and distributed by the Company on an exclusive basis in the research products market, will be combined with additional products to provide research scientists with cost-effective tools needed to study complex carbohydrates. Recent publications have focused on the potential of glycobiology in the area of pharmaceutical drug discovery research. The Company believes that its offering of these important products through its general and a new specialty catalog may establish the Company as a leader in the growing niche research market of glycobiology.

  Other. In addition to featuring products developed internally by the Company's research and development staff, the Company offers products developed through a wide range of sources. Accordingly, the identification of new and useful products developed by others is an important part of its business. Drawing on its connections in the industry and its multi-disciplined expertise, the Company is constantly evaluating and searching out these products. Once these products are identified, the Company will either license the technology and distribution rights and produce the products in its own manufacturing facilities or purchase manufactured products wholesale and distribute such products to the Company's customers. In either case, the end products will ultimately be sold under one of the Company's brand names. Providers of these products generally will be individual research scientists or specialty companies which lack adequate manufacturing and distribution facilities. Through a collaboration with the Company, these individuals and smaller companies achieve wider distribution of their products while continuing to focus on developing innovative products.


TECHNOLOGY COUNCIL AND CONSULTING ARRANGEMENT

  The Company has a Technology Council composed of a number of leading research scientists in the areas of molecular biology, immunology, cell biology and biochemistry. The primary purpose of the Technology Council is to provide independent, external, scientific guidance to the Company, and assist in the decision making process related to niche research market definition, areas of product focus and development, and general trends in many areas of scientific research. The Company's scientific and management staff consult with members of the Technology Council frequently on an informal basis in the normal course of operations to address current market trends, current trends in science, broad strategic areas of Company, including its product offerings, and industry focus and to review the Company's current view of the life sciences research market. Each member of the Technology Council receives $500 for each formal Technology Council meeting attended.

   The members of the Company's Technology Council are:

  William H. Beers, Ph.D., the Chairman of the Company's Technology Council, has served as Senior Vice President and Chief Operating Officer of The Scripps Research Institute since 1991. Prior to joining The Scripps Research Institute in 1987 as a Member of the Departments of Cell Biology and Molecular Biology, Dr. Beers was a Professor of Biology and Cell Biology at the New York University Medical School for nine years. Dr. Beers also presently serves as Director of the Foundation for Medical Research, Washington, D.C., Treasurer and Member of the Board of Trustees for the Skaggs Institute for Research, member of the Board of Scientific Advisors of Allegheny-Singer Research Institute, Pittsburgh, trustee of National University, San Diego and Chairman of the Torrey Pines Institute for Molecular Studies. Dr. Beers earned his Ph.D. in Biochemistry and Pharmacology from Rockefeller University and obtained an A.B. in Biochemical Sciences from Harvard University.

  Dennis R. Burton, Ph.D., has served as a Member of the Departments of Immunology and Molecular Biology at The Scripps Research Institute since 1991 and was a lecturer at Oxford University and the University of Sheffield for ten years before joining The Scripps Research Institute. Dr. Burton earned his Ph.D. in Physical Chemistry from University of Lund (Lund, Sweden) and obtained a B.S. in Chemistry from Oxford University. Dr. Burton is the author of 140 published scientific papers.

  Norton B. Gilula, Ph.D., has served as the Dean of Graduate Studies and the Chairman of the Department of Cell Biology at The Scripps Research Institute since 1991. Prior to joining The Scripps Research Institute as a Member of the Department of Molecular Biology, Dr. Gilula was a Professor of Cell Biology at Baylor College of Medicine for six years. Dr. Gilula presently is the Editor-in-Chief of the Journal of Cell Biology, an editor of Current Opinion in Cell Biology and is on the Scientific Advisory Board of the Wills Foundation. Dr. Gilula earned his Ph.D. in Physiology from the University of California, Berkeley and earned a B.A. and M.A. in Physiology and Chemistry from Southern Illinois University. Dr. Gilula is the author of over 100 published scientific papers.

  Chi-Huey Wong, Ph.D., has served as Chairman of the Department of Chemistry at The Scripps Research Institute since 1989. Before joining The Scripps Research Institute as a Member of the Department of Chemistry in 1989, Dr. Wong served as an Assistant, Associate and then full Professor of Chemistry at Texas A&M University for seven years. Dr. Wong presently is the Editor-in-Chief of the Journal of Bioorganic and Medicinal Chemistry and is a founding scientist of Combichem, a provider of combinatorial chemistry products. Dr. Wong earned his Ph.D. in Organic Chemistry from the

Massachusetts Institute of Technology ("MIT") and obtained his B.A. in Chemistry and Biochemical Science and M.S. in Biochemical Science at the National Taiwan University. Dr. Wong is the author of 247 published scientific papers and one book and holds 34 patents.

  When the Technology Council was formed in October 1993, each member of the Technology Council, other than the Chairman, received options to purchase 11,829 shares of Common Stock at an exercise price of $.42 per share. At such time, the Chairman of the Technology Council, Dr. Beers, received options to purchase 23,659 shares at an exercise price of $.42 per share.

  In addition to formal and informal consultations with the members of the Technology Council, the Company has extensive contacts throughout the life sciences research industry who also provide guidance and feedback regarding many aspects of the Company's business. These contacts include senior researchers at a number of institutions including Cold Spring Harbor Laboratories, Dana Farber Cancer Institute, Harvard University, MIT, University of California and the Salk Institute. The Company also utilizes consultants with specific scientific expertise, particularly in the area of new product development and trends in specific areas of scientific research.

  The Company currently has a consulting agreement with Robert A. Weinberg, Ph.D. Dr. Weinberg is a Professor of Biology at MIT and a Member of the Whitehead Institute for Biomedical Research in Cambridge, Massachusetts. Dr. Weinberg is world renowned for his research in cancer biology and cell cycle. He has received thirty-two individual awards and honors during his career. In addition to his research and academic duties at MIT, Dr. Weinberg serves on the Board of Scientific Advisors to Hoffman-LaRoche, Inc., as an honorary Director of the American Cancer Society, on the Scientific and Academic Advisory Committee at the Weitzmann Institute of Science, as an Awards Assembly Member of the General Motors Cancer Research Foundation and on the Research Advisory Board, Massachusetts General Hospital. Dr. Weinberg is the author of 250 published scientific papers. During 1996, Dr. Weinberg provided guidance and assistance to the Company, principally relating to the Oncogene Research Products business, under a consulting agreement and received compensation aggregating approximately $10,000.

MANUFACTURING AND QUALITY ASSURANCE

  The Company has manufacturing facilities in San Diego, California, Cambridge, Massachusetts and Laufelfingen, Switzerland. All products are distributed from either the Company's North American distribution center in San Diego or the Company's European distribution center in Nottingham, U.K. For the twelve-month period ended December 31, 1996, the Company's level of total outstanding product backorders averaged approximately $316,000, calculated by averaging backorder amounts at each month end during the period. The Company ships products in accordance with customer requests, generally next-day or second-day delivery, using principally United Parcel Service and Federal Express. Based on the Company's monthly shipping statistics, over 99% of customer orders are accurately fulfilled.

  The Company produces products through its internal manufacturing process and selective sourcing of additional products that can be more cost effectively included in the product offering by purchasing from outside suppliers. Initial batches of externally sourced products may be subject to inspection by the Company's quality control personnel, and subsequent purchases are monitored to ensure consistent quality of supply. In substantially all cases, members of the Company's scientific staff have physically visited the manufacturing facility of suppliers from whom the Company purchases sourced product. In addition, periodic inspections of supplier facilities may be performed in connection with the Company's supplier management process. Based upon 1996 sales data, approximately 52.3% of the Company's sales were derived from internally manufactured products. The level of manufacturing content in individual products produced internally varies depending upon the state of raw materials purchased. In some cases, such as the production of peptides, internally synthesized biochemicals and antibodies, assays and kits produced at the Company's Cambridge, Massachusetts facility, the entire manufacturing process is controlled by the Company. In other cases, it is more cost effective for the Company to purchase materials in various states of completion and provide "value-added" manufacturing processes such as purification, lyophilization and subdivision/packaging prior to delivery to customers.

  The Company's manufacturing activities consist primarily of antibody production, synthesis of chemical compounds, synthesis of peptides and amino acids and assembly of assays and kits. In the case of certain products provided primarily to pharmaceutical and diagnostic customers from the Company's Swiss manufacturing facility, appropriate GMP manufacturing guidelines are adhered to. In addition, the Swiss facility has received ISO 9001 certification of policies and procedures utilized in the procurement, manufacturing and distribution of products. The Company also maintains a central quality assurance department in its San Diego headquarters, with the principal focus of ensuring that quality processes are maintained worldwide which ensure consistent, high quality product is delivered in connection with all product offerings.

FULFILLMENT AND INTEGRATED INFORMATION SYSTEMS

  The Company has a highly automated order fulfillment system capable of delivering substantially all customer orders worldwide on a next-day basis. The Company believes that this system enables the Company to compete with its larger competitors and gives it a competitive advantage over its smaller competitors, while at the same time making the Company an attractive distribution outlet for these smaller companies.

  The Company utilizes an Oracle-based relational database system to manage substantially all operations of the Company's U.S. and international locations. The Company's U.S., U.K., German and Swiss operations are part of a network that is linked together through the use of leased phone lines with back-up capabilities. The Company's information systems provide integrated on-line automation of major business operations including purchasing, receiving, production planning, inventory management, manufacturing, quality control, order entry, shipping, sales analysis and all financial systems. This system allows the Company to enter orders for any product brand from any of its networked locations, and provides for invoicing of customers in any of the currencies quoted in the various product catalogs. In addition, the Company has an integrated software interface between the primary information system and the computer software which organizes products to be picked from the automated fulfillment system maintained at the Company's North American distribution center in San Diego, California.

COMPETITION

  The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation ("Sigma-Aldrich") and Boehringer Mannheim GmbH ("Boehringer"), offer a broad range of equipment, laboratory supplies and products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from a particular academic institution or pharmaceutical or biotechnology company. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

GOVERNMENT REGULATION

  The Company is subject to governmental regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, and other similar laws of general application, as to all of which the Company believes itself to be in material compliance. The Company has in the past been notified of minor violations of government and environmental regulations. The Company has promptly corrected such violations, without any material impact on the Company's operations. Any future violation of, and the cost of compliance with, these laws and regulations could have a material adverse effect on the Company's business, financial condition and results of operations.

  Because of the nature of its operations and the use of hazardous substances in its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Prior to the Company's inception, its U.S. subsidiary, at the time it was owned by its former owners, was involved in two separate incidents related to the release of hazardous materials into the environment at a leased facility which is no longer occupied by the Company. The Company believes from a review of correspondence from various regulatory agencies that these incidents were investigated and remediated by the U.S. subsidiary's former owners. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations and policies, there can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous.

  The Company's products are generally sold for non-human research purposes and do not subject the Company to the regulatory requirements of the U.S. Food and Drug Administration (the "FDA"). In certain limited situations, the Company's Clinalfa products are sold to U.S. customers involved in limited human clinical research which requires that the Company's customer obtain FDA approval of an Investigational New Drug application (IND). Products sold to such customers are produced by the Company at its Swiss manufacturing facilities in material compliance with appropriate GMPs. Clinalfa products supplied to non-U.S. customers for similar human clinical research are also subject to applicable regulatory requirements and production is also done in material compliance with appropriate GMPs.

  In the fall of 1996, the Company became aware of regulations requiring the issuance of export licenses for the exportation of certain neurotoxins in its product line. The products involved represent 30 of the Company's 7,800 products and accounted in each of the last three years for approximately $150,000 or less in sales. Upon becoming aware of these regulations, the Company immediately ceased the exportation of these toxins, began the process of applying for the appropriate export licenses and made a voluntary self disclosure to the U.S. Department of Commerce ("DOC") regarding its prior exports of these products. The Company has advised the DOC that it will cooperate fully in the ongoing investigation regarding these exports. The Company may be subject to the payment of penalties for its failure to have obtained such licenses in the past, but, based upon discussions with the DOC and published reports regarding similar violations by other companies, the Company does not believe that such penalties, if levied, will have a material adverse effect on the Company.

INTELLECTUAL PROPERTY

  Although the Company owns certain patents and licenses patents from others, none of these patents individually, nor in the aggregate, are material to the Company's operations. Due to the rapid pace of technological change in the field of biotechnology, the degree of protection that a patent provides is uncertain, and requires the Company to continually develop and seek out new technologies. The Company has obtained the rights to products and technologies under a number of license agreements with academic institutions, private and public foundations, biotechnology companies and others. The Company intends to continue its current practice of licensing technologies and products as a supplement to its own internally developed innovations.

  A number of the Company's products, including Oncogene Research Products antibodies, are manufactured under license agreements which provide for payment of royalties based upon the product's sales. As of December 31, 1996, the Company had in excess of 175 license agreements which provided for royalty payments generally ranging from 5% to 7% of net sales of such products. During the years ended December 31, 1995 and 1996, the Company expensed an aggregate of $112,000 and $323,000, respectively, in connection with cash royalties owed pursuant to license agreements.

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

  The Company's significant registered trademarks are its Calbiochem, Novabiochem and Clinalfa brand names. In connection with the Oncogene Research Products acquisition, OSI granted the Company the right to use the phrase "Oncogene Research Products" for a three-year period expiring in August 1998. In January 1997, this period was extended until August 2010. All new Oncogene Research Products promotional materials, including the Apoptosis specialty catalog, and all packaged products now identify Oncogene Research Products as a product line of Calbiochem.

HUMAN RESOURCES

  As of December 31, 1996, the Company employed 195 persons on a full-time and part-time basis, including 42 employees who hold Ph.D.s. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

RISK FACTORS

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

  A significant portion of the Company's sales have been to research scientists, universities, government research laboratories, private foundations and other institutions whose funding is dependent on grants from government agencies such as the U.S. National Institutes of Health ("NIH") and similar domestic and international agencies. The funding associated with approved NIH grants generally becomes available at particular times of the year, as determined by the federal government, and may result in fluctuations in the Company's operating results. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, recent government proposals aiming to reduce or eliminate budgetary deficits have included reduced allocations to the NIH and the other government agencies that fund research and development activities. If government funding, especially NIH grants, were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, there could be a material adverse effect on the Company's business, financial condition and results of operations.

  Risks Inherent in Growth, Expansion and Acquisition Strategy. The Company has sought and will continue to seek growth in sales and profitability primarily through the internal development and acquisition of new product lines, additional customers and new businesses. A significant portion of the Company's historical revenue growth is attributable to internal product development, sourcing of third-party products and, more recently, from its acquisition of the Oncogene Research Products business from Oncogene Science, Inc., a biopharmaceutical company. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop products, (ii) the ability to identify and license products sourced from third parties, (iii) the ability to successfully position and market its products, (iv) the ability to identify and consummate attractive acquisitions and (v) the ability to integrate new businesses, facilities and personnel into existing operations. If the Company is unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

  Dependence on Licensing as a Source of Products. Many of the Company's products are manufactured or sold pursuant to license agreements under which the Company pays royalties to the patent holder based upon a percentage of the product's sales. There can be no assurance that the Company will be able to continue to successfully identify new products developed by others, and if identified, to negotiate license agreements on favorable terms. Additionally, there can be no assurance that the Company will be able to renew any existing license agreements upon their expiration. See "Business -- Intellectual Property."

  Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich and Boehringer, offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

  Reliance on Catalogs, Distributors and Direct Marketing Efforts; Limited Sales Force. The Company sells its products principally through catalogs distributed to research scientists and laboratories, and uses only a very limited number of salespeople in certain of its markets. There can be no assurance that the Company would be able to successfully establish other methods of marketing and sales of its products should it become necessary or desirable in the future. Additionally, the Company's catalogs are generally reissued every 12 to 24 months and price adjustments between catalog publication dates have historically been infrequent. A significant portion of the Company's international sales are made through independent distributors over which the Company has no control and who also represent products of other companies. Additionally, the Company recently entered into a joint distribution agreement relating to its Apoptosis specialty catalog. The loss of any of these distribution methods could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business."

  Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 18.1% of net sales in 1996, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Significant Fluctuations in Quarterly Earnings. The Company's quarterly operating results may vary significantly from quarter to quarter as a result of a number of factors including new editions of existing catalogs, introduction of additional specialty catalogs and bulk sales of the Company's products. Other factors which may affect quarterly operating results include the timing of the U.S. Government approval of the NIH budget, lower European and academic sales during the summer months and various holiday breaks and fluctuations in weather. The Company's current and planned expense levels are based in part upon its expectations as to future revenues. Consequently, if revenues in a particular quarter do not meet expectations, the Company may not be able to adequately adjust operating expenses to compensate for the shortfall.
Operating results may therefore vary significantly from quarter to quarter and will not necessarily be indicative of results in subsequent periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results."

  Uncertainty of Future Operating Results. Although the Company has had net income for the past two years, the Company incurred net losses for the period from its inception (March 11, 1992) through December 31, 1992 and the years ended December 31, 1993 and 1994. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risks Relating to International Sales and Operations. Historically, product sales to customers outside the United States have accounted for approximately 50% of the Company's net sales, and the Company expects that international sales will continue to account for a significant percentage of revenues in the future. International sales and operations may be materially adversely affected by trade restrictions, changes in tariffs and taxes, export license requirements, difficulties in staffing and managing international operations, problems in establishing or managing distributor relationships and general economic conditions. See "Business Government Regulation."

  A majority of the Company's sales are denominated in U.S. dollars, with the balance denominated in foreign currencies. Additionally, the Company publishes a number of its catalogs priced in foreign currencies and price adjustments between catalog publication dates to reflect fluctuations in the value of foreign currencies relative to the U.S. dollar have historically been infrequent. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Risk of Patent Infringement. Because of the breadth of the Company's product offerings and ambiguities in intellectual property law, the Company periodically receives in the ordinary course of business notices of potential infringement of patents held by others. Although the Company historically has been able to satisfactorily resolve such claims and believes that any outstanding claims will be satisfactorily resolved, there can be no assurance that the Company may not be forced to discontinue the sale of one or more of its products, some or all of which could be material. As the Company develops product offerings focused on certain niche research markets, intellectual property rights of the Company or others related to such markets may become increasingly important, and the Company's failure to obtain and retain such rights may have a material adverse effect on the Company's business, financial condition and results of operations. See "Business -- Intellectual Property."

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

  Risk Relating to the Influence of the Internet on Marketing and Catalogs. The Internet has begun to change marketing patterns in a wide variety of industries. The high degree of personal computer usage within scientific research organizations may lead to entirely new methods of marketing and sales of research products. While the Company has established home pages on the Internet for the Calbiochem, Novabiochem and Oncogene Research Products brands, the Company may not be able to keep pace with the rate of change in its markets brought about by the Internet and may invest in catalogs or Internet-based projects which future changes may render obsolete.

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

  Because of the nature of its operations and the use of hazardous substances in its ongoing manufacturing and research and development activities, the Company is subject to stringent federal, state and local laws, rules, regulations and policies governing the use, generation, manufacturing, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. Prior to the Company's inception, its U.S. subsidiary, at the time it was owned by its former owners, was involved in two separate incidents related to the release of hazardous materials into the environment at a leased facility which is no longer occupied by the Company. The Company believes from a review of correspondence from various regulatory agencies that these incidents were investigated and remediated by the U.S. subsidiary's former owners. Although the Company believes it is in material compliance with all applicable government and environmental laws, rules, regulations, and policies, there can be no assurance that the Company's business, financial condition and results of operations will not be materially adversely affected by current or future environmental laws, rules, regulations and policies or by liability arising out of any past or future releases or discharges of materials that could be hazardous. See "Business -- Government Regulation."

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

  Holding Company Structure. The Company is a holding company, the principal assets of which are the capital stock of its subsidiaries, and has no independent means of generating operating revenues. As a holding company, the Company depends on dividends and other permitted payments from its subsidiaries, including its international subsidiaries, to meet its cash needs. The Company maintains cash balances at its various subsidiaries adequate to support local operations. The amount of foreign-sourced earnings to be repatriated to the United States is determined based upon foreign entity capitalization, local cash needs, local and U.S. tax implications and requirements for cash in the U.S. operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Control by Principal Stockholders. The Company's principal stockholders, Warburg, Pincus Investors, L.P. ("Warburg") and ABS MB (C-N) Limited Partnership ("ABS") beneficially owned approximately 61.2% of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as of February 28, 1997. Because of such ownership, these stockholders effectively control the election of all members of the Board of Directors and determine all corporate actions. Additionally, pursuant to an agreement with the Company, Warburg and ABS each have certain rights to nominate directors as long as they continue to own specified percentages of the outstanding shares of Common Stock.

  Anti-Takeover Provisions. Under the Company's Amended and Restated Certificate of Incorporation (the "Certificate of Incorporation"), the Company's Board of Directors has the authority to issue up to 5,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing desirable flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of the outstanding voting stock of the Company. The Company has no present plans to issue shares of Preferred Stock. The Company is also subject to the provisions of Section 203 of the Delaware General Corporation Law, an anti-takeover law. Additionally, the Company has entered into severance arrangements with each of its executive officers which provide, among other things, for severance payments if, within 90 days of a "change in control" of the Company (as defined in the applicable agreements), the executive's employment is terminated other than for cause or the executive resigns. Such arrangements could have an anti-takeover effect.

ITEM 2.  PROPERTIES

  The Company leases approximately 60,000 square feet of space in San Diego, California, for use as its corporate headquarters, North American distribution center and technology center (including manufacturing facilities) for the Calbiochem brand. This lease expires in June 2008 and may be renewed for two five-year terms at the option of the Company.

  The Company also leases approximately 10,000 square feet of space in Cambridge, Massachusetts for use as a technology center (including manufacturing facilities) for the Oncogene Research Products brand. Such space is subleased from OSI pursuant to a sublease agreement expiring in August 1998. The sublease may be renewed, at the Company's option, for additional one-year terms through 2003. In connection with the OSI sublease, the Company entered into a Shared Services Agreement which provides that OSI will share certain building facilities with the Company, in exchange for the Company's contributing to the costs of such shared facilities. The Company also leases approximately 3,000 square feet of additional laboratory space in Cambridge under a three-year lease.

  The Company leases approximately 7,500 square feet of space in Nottingham, U.K., for use as its European distribution center and a sales office under a lease expiring in February 2009. The Company leases approximately 2,100 square meters of space in Laufelfingen, Switzerland. The Novabiochem brand technology center (including manufacturing facilities) occupies 1,500 square meters of this space under a lease expiring in June 2004. The remaining approximately 600 square meters has been unoccupied since the restructuring of the Company's Swiss operations in 1993, and is under lease until June 2000. The Company also rents space for sales offices in Australia, Japan and Germany on a short-term basis.

  The Company believes that its properties are generally in good condition, are well maintained, and are suitable and adequate to carry on its business.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  On October 1, 1996, the holders of a majority of the shares of the Company's Common Stock, Series A Convertible Preferred Stock, par value $1.00 per share (the "Series A Convertible Preferred Stock"), and Series B Preferred Stock, par value $1.00 per share (the "Series B Preferred Stock"), acted by written consent to:

  (i) approve the amendment and restatement of the Company's certificate of incorporation to remove all references to and provisions relating to the Series A Convertible Preferred Stock and Series B Preferred Stock and to decrease the Company's authorized capital stock to reflect the removal of the shares of Series A Convertible Preferred Stock and Series B Preferred Stock from the Company's capitalization; and the filing of such amended and restated certificate of incorporation following the consummation of the Company's initial public offering of Common Stock, the conversion of the Series A Convertible Preferred Stock to Class A Common Stock and the exchange of the Series B Preferred Stock for Common Stock; and

  (ii) elect Frederick L. Bryant, Joseph P. Landy, S. Joshua Lewis, Robert E. McGill, III and Stelios B. Papadopoulos to the Company's Board of Directors to hold office until the next annual meeting of the Company's stockholders and until their successors are duly elected and qualified.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information with respect to market information, holders and dividends is incorporated by reference from the information under the captions "Stock Listing" and "Price Range of Common Stock" on the inside back cover page of the Registrant's 1996 Annual Report to Stockholders (the "1996 Annual Report"). As of March 25, 1997, there were approximately 600 beneficial owners of the Company's Common Stock.

  The following information is furnished with regard to all securities sold by the Registrant during the fiscal year ended December 31, 1996 which were not registered under the Securities Act. Amounts have been restated to reflect a 2.36585-for-one stock split effected by the Registrant in July 1996. These transactions were private transactions not involving a public offering and were exempt from the registration provisions of the Securities Act pursuant to
Section 4(2) thereof. All transactions did not involve an underwriter and certificates for shares of Common Stock issued bear a restrictive legend permitting the transfer thereof only upon registration or an exemption therefrom under the Securities Act.

  On January 31, 1996, the Registrant sold 28,390 shares of Common Stock for $3.38 per share to an executive officer.

  On October 2, 1996, the Registrant issued 1,435,424 shares of Common Stock to the holders of its Series B Preferred Stock (including certain executive officers) in exchange for all 179,428 outstanding shares of Series B Preferred Stock.

  On October 2, 1996, the Registrant issued 788,814 shares of its Class A Common Stock pursuant to the conversion of all 4,001 outstanding shares of its Series A Convertible Preferred Stock by the holder of the Series A Convertible Preferred Stock in accordance with its terms. Each share of Class A Common Stock is convertible into one share of Common Stock at the election of the holder, subject to certain terms and conditions.

  On December 11, 1996, the Registrant issued 788,814 shares of Common Stock pursuant to the conversion of all 788,814 shares of its outstanding Class A Common Stock by the holder of the Class A Common Stock in accordance with its terms.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

Incorporated by reference from page 13 of the 1996 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference from pages 14 through 19, inclusive, of the 1996 Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Notes thereto as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996, appearing on pages 20 to 31, inclusive, of the 1996 Annual Report together with the report thereon of Ernst & Young LLP, dated February 21, 1997, appearing on page 32 thereof are incorporated by reference in this Annual Report on Form 10-K.

  Selected quarterly financial data is incorporated by reference from the information under the caption "Quarterly Results" on page 18 of the 1996 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Company's directors and executive officers is incorporated by reference from the information under the captions "Nominees for Election as Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to Executive Compensation is incorporated by reference to the information under the caption "Executive Compensation," including "Summary Compensation Table," "Option Grants During Year Ended December 31, 1996," "Aggregated 1996 Option Exercises and Fiscal Year-End Option Values," "Employment Agreements," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" but excluding "Compensation Committee Report on Executive Compensation" and "Comparative Stock Price Performance Graph" in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to Certain Relationships and Related Transactions is incorporated by reference to the information under the caption "Certain Transactions" in the 1997 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
  1. Financial Statements:
     Consolidated Balance Sheets as of December 31, 1995 and 1996
     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996
     Consolidated Statements of Stockholders' Equity (Deficit) for each of the three years in the period ended December 31, 1996
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996
     Notes to Consolidated Financial Statements
     Report of Independent Auditors

  2. Schedules:
     Schedule II - Valuation and Qualifying Accounts
     All other schedules have been omitted because they are not required.

  3. Exhibits:

 EXHIBIT NO.                                 DESCRIPTION
 -----------                                 -----------
  2(a)*          Asset Purchase Agreement, dated as of June 26, 1995, by and among
                 Oncogene Science, Inc., Calbiochem-Novabiochem Corporation and Calbiochem-
                 Novabiochem International Inc.

  3(a)**         Amended and Restated Certificate of Incorporation of the
                 Registrant.

  3(b)**         Amended and Restated By-Laws of the Registrant.

  4*             Specimen of Registrant's Common Stock certificate.

 10(a)*          Agreement, dated as of March 1996, by and between Calbiochem-
                 Novabiochem International, Inc. and Amersham International plc.

 10(b)*          Agreement, dated as of August 29, 1996, by and among CN
                 Biosciences, Inc., Warburg, Pincus Investors, L.P., ABS MB (C-N) Limited
                 Partnership, Stelios B. Papadopoulos, John T. Snow and Ben Matzilevich.

 10(c)(i)*       Commercial Lease, dated as of February 1, 1992, between LMP
                 Properties, Ltd. and Calbiochem Corporation.

 10(c)(ii)*      First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem
                 Corporation.

 10(c)(iii)*     Second Amendment, dated as of September 14, 1992, to Commercial
                 Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                 and Calbiochem Corporation.

 10(c)(iv)*      Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and
                 Calbiochem Corporation.

 10(d)* Sublease Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(e)* Sublease Agreement, dated as of July 1996, by and between Calbiochem-Novabiochem Corporation and DataWorks Corporation.

 10(f)(i)*       Registration Rights Agreement, dated as of March 13, 1992, by and among Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.

 10(f)(ii)*      Amendment Agreement, dated as of January 4, 1993, among Warburg,
                 Pincus Investors, L.P., ABS MB (C-N) Limited Partnership, Richard Slansky,
                 John T. Snow, Georges Chappuis, Calbiochem-Novabiochem International, Inc.
                 and Stelios B. Papadopoulos.

 10(g)(i)*       Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(ii)*      Trademark License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(iii)*     Sublicense Agreement, dated as of August 2, 1995, by and between
                 Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(iv)*      Shared Intellectual Property License Agreement, dated as of August
                 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem
                 Corporation.

 10(g)(v)        Letter Agreement, dated January 21, 1997, by and between Oncogene
                 Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(h)*          Letter Agreement, dated June 9, 1995, by and between Calbiochem-
                 Novabiochem International, Inc. and Richard B. Slansky.

 10(i)*          Form of Director Indemnification Agreement.

 10(j)*          Form of Officer Indemnification Agreement.

 10(k)#          CN Biosciences, Inc. Second Amended and Restated 1992 Stock
                 Option Plan, including Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option Agreement.

 10(l)(i)*#      Employment Agreement, dated as of January 1, 1996, between
                 Calbiochem-Novabiochem International, Inc. and Stelios B.
                 Papadopoulos.

 10(l)(ii)#      Amendment to Employment Agreement, dated as of February 27, 1997, by and between CN Biosciences, Inc. and Stelios B. Papadopoulos.

 10(m)(i)*#      Employment Agreement, dated as of February 23, 1996, between
                 Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(ii)*#     Secured Recourse Promissory Note, dated January 31, 1996, issued to
                 Calbiochem-Novabiochem International, Inc. by Ben Matzilevich.

 10(m)(iii)*#    Restricted Stock Purchase Agreement, dated as of January 31, 1996, between Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(iv)*#     Loan and Pledge Agreement, dated as of January 31, 1996, by and between Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(v)#       Severance Agreement, dated as of February 27, 1997, by and between
                 CN Biosciences, Inc. and James G. Stewart.

 10(m)(vi)#      Severance Agreement, dated as of February 27, 1997, by and between
                 CN Biosciences, Inc. and Douglas J. Greenwold.

 10(m)(vii)#     Severance Agreement, dated as of Feburary 27, 1997, by and between
                 CN Biosciences, Inc. and John T. Snow.

 10(m)(viii)#    Amendment to Employment Agreement, dated as of February 27, 1997, by and between CN Biosciences, Inc. and Ben Matzilevich.

 10(n)(i)*       Loan and Security Agreement, dated July 28, 1995 (including schedule), by and between Calbiochem-Novabiochem Corporation and
                 Silicon Valley Bank.

 10(n)(ii)*      Pledge Agreement, dated July 28, 1995, by and between Calbiochem-
                 Novabiochem Corporation and Silicon Valley Bank.

 10(n)(iii)*     Collateral Assignment, Patent Mortgage and Security Agreement,
                 dated July 28, 1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(n)(iv)*      Security Agreement, dated July 28, 1995, by and between Calbiochem-
                 Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(v)*       Pledge Agreement, dated July 28, 1995, by and between Calbiochem-
                 Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(vi)*      Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between Calbiochem-Novabiochem International, Inc. and Silicon
                 Valley Bank.

 10(n)(vii)*     Pledge Agreement, dated July 27, 1995, by and between Calbiochem-
                 Novabiochem AG and Silicon Valley Bank.

 10(n)(viii)*    Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between Calbiochem-Novabiochem AG and Silicon Valley Bank.

 10(n)(ix)*      Subordination Agreement, dated July 28, 1995, by and among
                 Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem
                 International, Inc. and Silicon Valley Bank.

 10(n)(x)*       Antidilution Agreement, dated July 28, 1995, by and between
                 Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(xi)*      Warrant to Purchase Stock, dated July 28, 1995, by and between
                 Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(xii)*     Amendment to Loan Agreement, dated November 22, 1995, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xiii)*    Amendment to Loan Agreement, dated January 24, 1996, by and between
                 Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xiv)*     Amendment to Loan Agreement, dated June 27, 1996, by and between
                 Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xv)*      Schedule to Loan and Security Agreement, dated June 27, 1996, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xvi)**    Letter Agreement, dated September 30, 1996, by and between
                 Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                 Calbiochem-Novabiochem AG and Silicon Valley Bank.

 10(n)(xvii)**   Amendment to Loan Agreement, dated September 30, 1996, between
                 Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(n)(xviii)**  Amendment to Loan Agreement, dated October 2, 1996, between
                 Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(o)(i)*       Real Property Leasing Contract, dated February 6, 1984, between
                 LISCA Leasing AG and Calbiochem-Novabiochem AG (formerly Novabiochem AG), as amended on January 25, 1990, November 9, 1993 and July 5, 1994.

 10(o)(ii)*      Lease Contract, dated April 3, 1990, between Balit AG and
                 Calbiochem-Novabiochem AG (formerly Novabiochem AG, as successor by merger to Protogen AG)(together with Addendum No. 1), as amended by Letter
                 Agreement, dated January 10, 1992.

 10(p)*          Lease, dated February 1994, between Wilson Bowden Properties
                 Limited and Calbiochem-Novabiochem (U.K.) Limited.

 10(q)*          Consulting Agreement, dated March 26, 1996, between Calbiochem-
                 Novabiochem  Corporation and Robert A. Weinberg, Ph.D.

 10(r)*          Letter Agreement, dated November 11, 1993, between Calbiochem-
                 Novabiochem International, Inc. and Doug Greenwold.

 10(s)*          Letter Agreement, dated July 15, 1994, between Calbiochem-
                 Novabiochem International, Inc. and Dr. John T. Snow.

 10(t)*          Letter Agreement, dated May 26, 1995, between Calbiochem-
                 Novabiochem International, Inc. and James G. Stewart.

 10(u)*          Consulting Arrangement, dated October 3, 1995, between Calbiochem-
                 Novabiochem International, Inc. and Robert E. McGill, III.

 11+             Computation of Earnings per Share.

 13              Portions of 1996 Annual Report to Stockholders

 21*             Subsidiaries of the Registrant.

 23              Consent of Ernst & Young LLP.

 27+             Financial Data Schedule.

 ----------

 *   Incorporated by reference from the Registrant's Registration
     Statement on Form S-1 (Registration No. 333-8335).

 ** Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281).

 +   Incorporated by reference from the Registrant's Registration
     Statement on form S-1 (Registration No. 333-22711).

 # Indicates management contract or compensatory plan or arrangement required to be filed pursuant to item 14(c) of this report.

(b)  Reports on Form 8-K.

    No reports on Form 8-K were filed by the Registrant during the three months ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CN BIOSCIENCES, INC.

                                       By: /s/ JAMES G. STEWART
                                           -------------------------------
                                           James G. Stewart
                                           Chief Financial Officer
Date:  March 26, 1997

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURES                                   TITLE                          DATE
           ----------                                   -----                          ----
 /s/ STELIOS B. PAPADOPOULOS                Chairman of the Board of Directors,    March 26, 1997
 -----------------------------              Chief Executive Officer and
 Stelios B. Papadopoulos                    President (Principal executive
                                            officer)

 /s/ JAMES G. STEWART                       Vice President, Chief Financial        March 26, 1997
------------------------------              Officer and Secretary (Principal
 James G. Stewart                           financial and accounting officer)

 /s/ RICHARD A. LERNER                      Director                               March 26, 1997
------------------------------
 Richard A. Lerner

 /s/ JOSEPH P. LANDY                        Director                               March 26, 1997
------------------------------
 Joseph P. Landy

 /s/ S. JOSHUA LEWIS                        Director                               March 26, 1997
 -----------------------------
 S. Joshua Lewis

 /s/ ROBERT E. MCGILL, III                  Director                               March 26, 1997
 -------------------------
 Robert E. McGill, III

                              CN BIOSCIENCES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)

                  (A)                           (B)                 (C)                 (D)          (E)
                                                                 ADDITIONS
                                                         ----------------------
                                             BALANCE AT   CHARGED TO   CHARGED TO                BALANCE AT
                                             BEGINNING    COSTS AND       OTHER                    END OF
              DESCRIPTION                    OF PERIOD     EXPENSES    ACCOUNTS(1)   DEDUCTIONS    PERIOD
              -----------                    ---------   ----------    -----------  -----------  --------
 Deducted from receivables:
   Allowance for doubtful accounts
      Year ended December 31, 1994 .          $  372       $  217        $  49        $  49        $  589
      Year ended December 31, 1995 .             589         (129)          51           39           472
      Year ended December 31, 1996 .             472           10          (41)         100           341

 Deducted from inventories:
   Reserve for excess and obsolete
   inventory                                   3,865          192          379          613         3,823
      Year ended December 31, 1994 .
      Year ended December 31, 1995 .           3,823          317          332          555         3,917
      Year ended December 31, 1996 .           3,917          330         (195)         352         3,700

__________

(1) Represents amounts charged to foreign currency translation adjustment.

                                 EXHIBIT INDEX

 EXHIBIT NO.                                  DESCRIPTION                              PAGE
 -----------                                  -----------                              --------
  2(a)*           Asset Purchase Agreement, dated as of June 26, 1995, by and among
                  Oncogene Science, Inc., Calbiochem-Novabiochem Corporation and
                  Calbiochem-Novabiochem International Inc.

  3(a)**          Amended and Restated Certificate of Incorporation of the
                  Registrant.

  3(b)**          Amended and Restated By-Laws of the Registrant.

  4*              Specimen of Registrant's Common Stock certificate.

 10(a)*           Agreement, dated as of March 1996, by and between Calbiochem-
                  Novabiochem International, Inc. and Amersham International plc.

 10(b)*           Agreement, dated as of August 29, 1996, by and among CN
                  Biosciences, Inc., Warburg, Pincus Investors, L.P., ABS MB
                  (C-N) Limited Partnership, Stelios B. Papadopoulos, John T. Snow and Ben Matzilevich.

 10(c)(i)*        Commercial Lease, dated as of February 1, 1992, between LMP
                  Properties, Ltd. and Calbiochem Corporation.

 10(c)(ii)*       First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and
                  Calbiochem  Corporation.

 10(c)(iii)*      Second Amendment, dated as of September 14, 1992, to Commercial
                  Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                  and Calbiochem Corporation.

 10(c)(iv)*       Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem
                  Corporation.

 10(d)* Sublease Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(e)* Sublease Agreement, dated as of July 1996, by and between Calbiochem-Novabiochem Corporation and DataWorks Corporation.

 10(f)(i)*        Registration Rights Agreement, dated as of March 13, 1992, by and among Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.

 10(f)(ii)*       Amendment Agreement, dated as of January 4, 1993, among Warburg,
                  Pincus Investors, L.P., ABS MB (C-N) Limited Partnership, Richard
                  Slansky, John T. Snow, Georges Chappuis, Calbiochem-Novabiochem
                  International, Inc. and Stelios B. Papadopoulos.

 10(g)(i)*        Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(ii)*       Trademark License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(iii)*      Sublicense Agreement, dated as of August 2, 1995, by and between
                  Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(g)(iv)*       Shared Intellectual Property License Agreement, dated as of August
                  2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem
                  Corporation.

 10(g)(v)         Letter Agreement, dated January 21, 1997, by and between Oncogene
                  Science, Inc. and Calbiochem-Novabiochem Corporation.

 10(h)*           Letter Agreement, dated June 9, 1995, by and between Calbiochem-
                  Novabiochem International, Inc. and Richard B. Slansky.

 10(i)*           Form of Director Indemnification Agreement.

 10(j)*           Form of Officer Indemnification Agreement.

 10(k)#           CN Biosciences, Inc. Second Amended and Restated 1992 Stock
                  Option Plan, including Form of Incentive Stock Option
                  Agreement and Form of Non-Qualified Stock Option Agreement.

 10(l)(i)*#       Employment Agreement, dated as of January 1, 1996, between
                  Calbiochem-Novabiochem International, Inc. and Stelios B.
                  Papadopoulos.

 10(l)(ii)#       Amendment to Employment Agreement, dated as of Feburary 27, 1997, by and between CN Biosciences, Inc. and Stelios B. Papadopoulos.

 10(m)(i)*#       Employment Agreement, dated as of February 23, 1996, between
                  Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(ii)*#      Secured Recourse Promissory Note, dated January 31, 1996, issued to
                  Calbiochem-Novabiochem International, Inc. by Ben Matzilevich.

 10(m)(iii)*#     Restricted Stock Purchase Agreement, dated as of January 31, 1996, between Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(iv)*#      Loan and Pledge Agreement, dated as of January 31, 1996 by and between Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.

 10(m)(v)#        Severance Agreement, dated as of Feburary 27, 1997, by and between
                  CN Biosciences, Inc. and James G. Stewart.

 10(m)(vi)#       Severance Agreement, dated as of Feburary 27, 1997, by and between
                  CN Biosciences, Inc. and Douglas J. Greenwold.

 10(m)(vii)#      Severance Agreement, dated as of Feburary 27, 1997, by and between
                  CN Biosciences, Inc. and John T. Snow.

 10(m)(viii)#     Amendment to Employment Agreement, dated as of Feburary 27, 1997, by and between CN Biosciences, Inc. and Ben Matzilevich.

 10(n)(i)*        Loan and Security Agreement, dated July 28, 1995 (including schedule), by and between Calbiochem-Novabiochem Corporation and
                  Silicon Valley Bank.

 10(n)(ii)*       Pledge Agreement, dated July 28, 1995, by and between Calbiochem-
                  Novabiochem Corporation and Silicon Valley Bank.

 10(n)(iii)*      Collateral Assignment, Patent Mortgage and Security Agreement,
                  dated July 28, 1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(n)(iv)*       Security Agreement, dated July 28, 1995, by and between Calbiochem-
                  Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(v)*        Pledge Agreement, dated July 28, 1995, by and between Calbiochem-
                  Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(vi)*       Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between Calbiochem-Novabiochem International, Inc. and Silicon
                  Valley Bank.

 10(n)(vii)*      Pledge Agreement, dated July 27, 1995, by and between Calbiochem-
                  Novabiochem AG and Silicon Valley Bank.

 10(n)(viii)*     Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between Calbiochem-Novabiochem AG and Silicon Valley Bank.

 10(n)(ix)*       Subordination Agreement, dated July 28, 1995, by and among
                  Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem
                  International, Inc. and Silicon Valley Bank.

 10(n)(x)*        Antidilution Agreement, dated July 28, 1995, by and between
                  Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(xi)*       Warrant to Purchase Stock, dated July 28, 1995, by and between
                  Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.

 10(n)(xii)*      Amendment to Loan Agreement, dated November 22, 1995, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xiii)*     Amendment to Loan Agreement, dated January 24, 1996, by and between
                  Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xiv)*      Amendment to Loan Agreement, dated June 27, 1996, by and between
                  Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xv)*       Schedule to Loan and Security Agreement, dated June 27, 1996, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

 10(n)(xvi)**     Letter Agreement, dated September 30, 1996, by and between
                  Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                  Calbiochem-Novabiochem AG and Silicon Valley Bank.

 10(n)(xvii)**    Amendment to Loan Agreement, dated September 30, 1996, between
                  Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(n)(xviii)**   Amendment to Loan Agreement, dated October 2, 1996, between
                  Calbiochem-Novabiochem Corporation and Silicon Valley Bank.

 10(o)(i)*        Real Property Leasing Contract, dated February 6, 1984, between
                  LISCA Leasing AG and Calbiochem-Novabiochem AG (formerly Novabiochem AG), as amended on January 25, 1990, November 9, 1993 and July 5, 1994.

 10(o)(ii)*       Lease Contract, dated April 3, 1990, between Balit AG and
                  Calbiochem-Novabiochem AG (formerly Novabiochem AG, as successor by merger to Protogen AG)(together with Addendum No. 1), as amended by Letter
                  Agreement, dated January 10, 1992.

 10(p)*           Lease, dated February 1994, between Wilson Bowden Properties
                  Limited and Calbiochem-Novabiochem (U.K.) Limited.

 10(q)*           Consulting Agreement, dated March 26, 1996, between Calbiochem-
                  Novabiochem Corporation and Robert A. Weinberg, Ph.D.

 10(r)*           Letter Agreement, dated November 11, 1993, between Calbiochem-
                  Novabiochem International, Inc. and Doug Greenwold.

 10(s)*           Letter Agreement, dated July 15, 1994, between Calbiochem-
                  Novabiochem International, Inc. and Dr. John T. Snow.

 10(t)*           Letter Agreement, dated May 26, 1995, between Calbiochem-
                  Novabiochem International, Inc. and James G. Stewart.

 10(u)*           Consulting Arrangement, dated October 3, 1995, between Calbiochem-
                  Novabiochem International, Inc. and Robert E. McGill, III.

 11+              Computation of Earnings per Share.

 13               Portions of 1996 Annual Report to Stockholders

 21*              Subsidiaries of the Registrant.

 23               Consent of Ernst & Young LLP.

 27+              Financial Data Schedule.

  ----------
  * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-8335).

  ** Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000- 21281).

  + Incorporated by reference from the Registrant's Registration Statement on form S-1 (Registration No. 333-22711).

  # Indicates management contract or compensatory plan or arrangement required to be filed pursuant to item 14(c) of this report.