Form 10-Q
period 1997-03-31
CN BIOSCIENCES INC
filed 1997-05-14
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-21281

                              CN BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            33-0509785
         (State or other jurisdiction of                     (I.R.S. Employer
         incorporation or organization)                      Identification No.)

         10394 PACIFIC CENTER COURT, SAN DIEGO, CA           92121
         (Address of principal executive offices)            (Zip Code)

         Registrant's telephone number, including area code: (619) 450-5500

                 (Former name, former address and former fiscal
                       year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                               May 7, 1997
         -----                                               -----------

         Common Stock, $.01 Par Value                        5,413,833

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 1997 (unaudited)
         and December 31, 1996                                                       3

         Condensed Consolidated Statements of Income for the Three Months Ended
         March 31, 1997 and 1996 (unaudited)                                         4

         Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended March 31, 1997 and 1996 (unaudited)                                   5

         Notes to Interim Condensed Consolidated Financial Statements
         (unaudited)                                                                 6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                               7

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                            16

SIGNATURES

INDEX OF EXHIBITS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                              MARCH 31, 1997   DECEMBER 31, 1996
                                              --------------   -----------------
                                                (UNAUDITED)         (Note)
ASSETS

Current assets:
    Cash, cash equivalents and short-term
      investments                               $ 14,020,000     $ 14,704,000
    Accounts receivable, net                       5,405,000        4,487,000
    Inventories                                   14,742,000       14,733,000
    Other current assets                           2,400,000        2,436,000
                                                ------------     ------------
Total current assets                              36,567,000       36,360,000

Property and equipment, net                        3,684,000        3,688,000
Intangible assets, net                             4,740,000        4,836,000
Other assets                                       1,255,000        1,378,000
                                                ------------     ------------
Total assets                                    $ 46,246,000     $ 46,262,000
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                       $  2,244,000     $  2,303,000
  Accrued expenses                                 1,836,000        1,906,000
  Other current liabilities                        1,838,000        1,920,000
                                                ------------     ------------
Total current liabilities                          5,918,000        6,129,000

Other liabilities                                  1,201,000        1,233,000

Stockholders' equity:
  Common stock                                        52,000           52,000
  Additional paid-in capital                      38,751,000       38,736,000
  Accumulated earnings (deficit)                     747,000          (63,000)
  Foreign currency translation adjustment           (327,000)         271,000
  Notes receivable from common
    stockholder                                      (96,000)         (96,000)
                                                ------------     ------------
Total stockholders' equity                        39,127,000       38,900,000
                                                ------------     ------------
Total liabilities and stockholders'
  equity                                        $ 46,246,000     $ 46,262,000
                                                ============     ============


See accompanying notes.


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                                 1997            1996
                                             ------------    ------------
Sales                                        $  9,585,000    $  8,218,000
Cost of sales                                   4,360,000       3,794,000
                                             ------------    ------------
Gross profit                                    5,225,000       4,424,000
Operating expenses:
  Selling, general and
     administrative                             3,471,000       3,015,000
  Research and development                        622,000         541,000
                                             ------------    ------------
Total operating expenses                        4,093,000       3,556,000
                                             ------------    ------------
Income from operations                          1,132,000         868,000
Interest income (expense), net                    116,000        (206,000)
                                             ------------    ------------
Income before income taxes                      1,248,000         662,000
Provision for income taxes                        438,000         198,000
                                             ------------    ------------
     Net income                              $    810,000    $    464,000
                                             ============    ============
Net income per share                         $        .15    $        .13
                                             ============    ============
Shares used in per share
  computations                                  5,525,000       3,477,000
                                             ============    ============


See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                    1997             1996
                                                                ------------     ------------
OPERATING ACTIVITIES
Net income                                                      $    810,000     $    464,000
Adjustments to reconcile net income to net
    cash (used in) provided by operations:
  Depreciation and amortization                                      546,000          433,000
  Additions to inventory reserve                                     105,000           94,000
  Changes in assets and liabilities:
     Accounts receivable, trade                                   (1,194,000)      (1,129,000)
     Inventories                                                    (455,000)         200,000
     Other current assets                                            180,000         (411,000)
     Other assets                                                   (333,000)        (125,000)
     Accounts payable, trade                                         182,000          687,000
     Accrued expenses                                                (61,000)         (56,000)
     Other current liabilities                                       (42,000)         538,000
     Other liabilities                                              (107,000)        (395,000)
                                                                ------------     ------------
Net cash (used in) provided by operating activities                 (369,000)         300,000

INVESTING ACTIVITIES
Purchases of property and equipment                                 (248,000)         (59,000)
Other                                                                   --               --
                                                                ------------     ------------
Net cash used in investing activities                               (248,000)         (59,000)

FINANCING ACTIVITIES
Proceeds from lines of credit                                           --            200,000
Payments on long-term debt                                              --           (249,000)
Proceeds from the sale of common stock                                15,000             --
                                                                ------------     ------------
Net cash provided by (used in) financing activities                   15,000          (49,000)

Effect of exchange rate changes on cash                              (82,000)         (16,000)
                                                                ------------     ------------
Net increase in cash and cash equivalents                           (684,000)         176,000

Balance at beginning of period                                    14,704,000        1,203,000
                                                                ------------     ------------
Balance at end of period                                        $ 14,020,000     $  1,379,000
                                                                ============     ============

Supplemental cash flow information:
  Interest paid during the period                               $     34,000     $    213,000
                                                                ============     ============
  Income taxes paid during the period                           $    488,000             --
                                                                ============     ============


See accompanying notes.

                              CN BIOSCIENCES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


         1. BASIS OF PRESENTATION

         The interim unaudited condensed consolidated financial statements of CN Biosciences, Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated finanical statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

         2. NEW ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended March 31, 1997 and March 31, 1996 to $.16 and $.14 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share, if applicable, for these quarters is not expected to be material.

         3. PUBLIC OFFERING

         In April 1997, the Company effected a public offering of 1,150,000 shares of common stock, par value $.01 per share, at $13.50 per share. The offering consisted of 910,190 shares sold by one of the Company's founding stockholders and 239,810 newly issued shares sold by the Company. The Company raised gross proceeds of $3,237,000 before underwriters' commissions and expenses. Proceeds from the offering will be used for general corporate purposes and possible future acquisitions. Pending such uses, proceeds will be invested in high-quality investment-grade securities of short maturity consistent with the Company's investment policy.

         4. INVENTORIES

         Inventories consist of the following:

                                                          March 31, 1997    December 31, 1996
                                                          --------------    -----------------
         Finished products                                 $ 13,743,000        $ 13,777,000
         Semi-finished products, raw materials
              and supplies                                    4,025,000           4,131,000
         Work-in-progress                                       631,000             525,000
                                                           ------------        ------------
                                                             18,399,000          18,433,000
         Reserves for excess materials                       (3,657,000)         (3,700,000)
                                                           ------------        ------------
              Total                                        $ 14,742,000        $ 14,733,000
                                                           ============        ============

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         OVERVIEW

         The Company was formed in 1992 with the purchase of the Company's subsidiaries, including the Calbiochem biochemical and immunochemical operations headquartered in San Diego, California, and the Novabiochem peptide operations headquartered in Laufelfingen, Switzerland, from Biodor Holding AG, Ixora Holding AG and Biodor US Holding Corporation. During 1993, the Company hired its current Chief Executive Officer and reorganized its worldwide operations to better focus its business and corporate strategy on core products. In 1993, the Company recorded a one-time charge of approximately $2.0 million principally related to its European operations to reserve for costs of facilities no longer required, impaired inventory and costs of terminating employees. From 1993 to 1995, the Company invested in excess of $3.2 million for capital expenditures, principally for infrastructure upgrades to its facilities, automated fulfillment systems and computer information systems. The Company also hired additional scientific personnel, particularly employees holding Ph.D.s, to enable it to expand its internal development and manufacturing capabilities. These initiatives contributed to improved operating results, and in 1994 the Company commenced its niche research market strategy with the introduction of the Signal Transduction specialty catalog.

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

                                                        PERCENTAGE OF SALES
                                                           THREE MONTHS
                                                          ENDED MARCH 31,
                                                          1997       1996
                                                         -----      -----
Sales:
  Core                                                    83.5%      80.3%
  Bulk                                                    16.5       19.7
                                                         -----      -----
Total sales                                              100.0      100.0
Cost of sales                                             45.5       46.2
                                                         -----      -----
Gross profit                                              54.5       53.8
  Selling, general and administrative expenses            36.2       36.7
  Research and development                                 6.5        6.6
                                                         -----      -----
Income from operations                                    11.8       10.6
Interest income (expense), net                             1.2       (2.5)
                                                         -----      -----
Income before income taxes                                13.0        8.1
Provision for income taxes                                 4.6        2.4
                                                         -----      -----
     Net income                                            8.5%       5.6%
                                                         =====      =====

         Three Months Ended March 31, 1997 Compared to the Three Months Ended March 31, 1996

         Sales. Sales increased 16.6% to $9.6 million for the three-month period ended March 31, 1997 from $8.2 million for the comparable period in 1996. This increase resulted primarily from a 21.3% increase in core product sales, offset by a decrease in bulk sales of 2.5%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three-month period ended March 31, 1997. Additional factors which management believes contributed to the increase in sales during the period included increased orders from the Company's specialty catalogs, and other marketing initiatives, including advertising in various publications.

         Gross Profit. The Company's gross profit percentage increased to 54.5% for the three-month period ended March 31, 1997 from 53.8% for the comparable period in 1996. This increase resulted primarily from an increase in sales of higher margin core products, and a decrease in sales of lower margin bulk products. Management believes that additional factors which contributed to improvements in gross margins include continued improved operating efficiencies from increased volume, and selected price increases

         Selling, General and Administrative. Selling, general and administrative expenses increased 15.1% to $3.5 million for the three-month period ended March 31, 1997 from $3.0 million for the comparable period in 1996, and decreased to 36.2% of sales for the period from 36.7% for the comparable period in 1996. The dollar increase in selling, general and administrative expenses resulted from increased selling costs related to advertising programs and catalogs, and additional administrative expenses related to reporting obligations and investor relations activities as a public company. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

         Research and Development. Research and development expenses increased 15% to $622,000 for the three-month period ended March 31, 1997 from $541,000 for the comparable period in 1996, and increased to 6.6% of sales for the period from 6.5% for the comparable period in 1996. This increase resulted from development activity related to Oncogene Research Products brand products, and increased research in the area of glycobiology and neurosciences, which is expected to continue.

         Interest income (expense), net. Interest income (expense), net increased to interest income of $116,000 for the three-month period ended March 31, 1997 from interest expense of $206,000 for the comparable period in 1996. The increase resulted from increased cash balances and reduced debt levels as a result of the completion of the Company's initial public offering of common stock in October 1996.

         Income Taxes. Income tax expense increased to $438,000 for the three-month period ended March 31, 1997 from $198,000 for the comparable period in 1996 as a result of increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

         Net Income. As a result of the above factors, net income increased 74.6% to $810,000 for the three-month period ended March 31, 1997 from $464,000 for the comparable period in 1996.


         LIQUIDITY AND CAPITAL RESOURCES

         The Company used $369,000 of cash in operating activities in the three months ended March 31, 1997 which was a $669,000 increase from the comparable prior period. Operating activities required cash for the three-month period ended March 31, 1997, primarily to support increases in accounts receivable and inventory resulting from the growth in core product sales. Cash provided from operating activities in the comparable prior period in 1996 resulted primarily from positive operating results.

         Net cash used in investing activities was $248,000 in the three-month period ended March 31, 1997, as compared to $59,000 in the comparable period in 1996. Cash used in investing activities during both periods consisted of capital expenditures for property and equipment.

         In October 1996, the Company completed the initial public offering of 1,840,000 shares of Common Stock at $12.50 per share. In April 1997, the Company completed a public offering of 1,150,000 shares of Common Stock (including 910,190 shares sold by a founding stockholder of the Company) at $13.50 per share.

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

         At March 31, 1997, the Company had cash, cash-equivalents and short term investments of $14.0 million and working capital of $30.6 million. At March 31, 1997, $5.0 million was available under a Credit Facility with a commercial bank which expires in June 1998.

         The Company believes that its existing capital resources will be sufficient to fund its operations through at least 1998. If, however, the Company were to undertake a significant acquisition or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its stockholders.


         FORWARD-LOOKING STATEMENTS

         This Quarterly Report on Form 10-Q contains forward-looking statements, which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such a difference include, but are not limited to, those set forth under the captions Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

         Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation and Boehringer Mannheim GmbH, offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

         Significant Fluctuations in Quarterly Earnings. The Company's quarterly operating results may vary significantly from quarter to quarter as a result of a number of factors including new editions of existing catalogs, introduction of additional specialty catalogs and bulk sales of the Company's products. Other factors which may affect quarterly operating results include the timing of the U.S. Government approval of the NIH budget, lower European and academic sales during the summer months and various holiday breaks and fluctuations in weather. The Company's current and planned expense levels are based in part upon its expectations as to future revenues. Consequently, if revenues in a particular quarter do not meet expectations, the Company may not be able to adequately adjust operating expenses to compensate for the shortfall. Operating results may therefore vary significantly from quarter to quarter and will not necessarily be indicative of results in subsequent periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Substantial Influence of Principal Stockholder. The Company's principal stockholder, Warburg, Pincus Investors, L.P. ("Warburg") beneficially owned approximately 41.5% of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as of May 7, 1997. Because of such ownership, Warburg has substantial infludence over the election of all members of the Board of Directors and corporate actions requiring stockholder approval. Additionally, pursuant to an agreement with the Company, Warburg has certain rights to nominate directors as long as it continues to own specified percentages of the outstanding shares of Common Stock.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits:

                  3(a)     Amended and Restated Certificate of Incorporation*

                  3(b)     Amended and Restated By-Laws*

                  10(n)(xix) Amendment to Loan Agreement, dated April 4,
                           1997, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

                  11       Statement re computation of per share earnings

                  27       Financial Data Schedule

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed by the Registrant during the three months ended March 31, 1997.

---------------------

* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CN BIOSCIENCES, INC.



May 12, 1997                           /s/ Stelios B. Papadopoulos
                                       -----------------------------------
                                       Stelios B. Papadopoulos
                                       Chief Executive Officer, Chairman
                                       and President
                                       (duly authorized officer)


May 12, 1997                           /s/ James G. Stewart
                                       -----------------------------------
                                       James G. Stewart
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (principal financial officer)

                                INDEX OF EXHIBITS



Exhibit Number    Description
--------------    -----------

3(a)              Amended and Restated Certificate of Incorporation*

3(b)              Amended and Restated By-Laws*

10(n)(xix)        Amendment to Loan Agreement, dated April 4, 1997, by and
                  between Silicon Valley Bank and Calbiochem Novabiochem
                  Corporation.

11                Statement re computation of per share earnings

27                Financial Data Schedule

---------------------

* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)