Form 10-Q
period 1997-06-30
CN BIOSCIENCES INC
filed 1997-08-12
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

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

                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

         Class                                              August 6, 1997

         Common Stock, $.01 Par Value                       5,561,225

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1997
          (unaudited) and December 31, 1996                                             3

          Condensed Consolidated Statements of Income for the Three
          Months and Six Months Ended June 30, 1997 and 1996
          (unaudited)                                                                   4

          Condensed Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1997 and 1996 (unaudited)                                      5

          Notes to Interim Condensed Consolidated Financial Statements (unaudited)      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   17


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                         18

Item 6.   Exhibits and Reports on Form 8-K                                            18

SIGNATURES

INDEX OF EXHIBITS

ART I.  FINANCIAL INFORMATION

tem 1.  Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                       JUNE 30, 1997  DECEMBER 31, 1996
                                                       -------------  -----------------
                                                        (UNAUDITED)        (Note)
                                                        ------------    ------------
ASSETS

Current assets:
    Cash, cash equivalents and short-term investments   $ 16,733,000    $ 14,704,000
    Accounts receivable, net                               6,335,000       4,487,000
    Inventories                                           15,573,000      14,733,000
    Other current assets                                   2,401,000       2,436,000
                                                        ------------    ------------
Total current assets                                      41,042,000      36,360,000

Property and equipment, net                                3,890,000       3,688,000
Intangible assets, net                                     4,644,000       4,836,000
Other assets                                                 966,000       1,378,000
                                                        ------------    ------------
Total assets                                            $ 50,542,000    $ 46,262,000
                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                               $  2,266,000    $  2,303,000
  Accrued expenses                                         2,277,000       1,906,000
  Other current liabilities                                1,281,000       1,920,000
                                                        ------------    ------------
Total current liabilities                                  5,824,000       6,129,000

Other liabilities                                          1,053,000       1,233,000

Stockholders' equity:
  Common stock                                                56,000          52,000
  Additional paid-in capital                              42,242,000      38,736,000
  Retained earnings (accumulated deficit)                  1,809,000         (63,000)
  Foreign currency translation adjustment                   (346,000)        271,000
  Note receivable from stockholder                           (96,000)        (96,000)
                                                        ------------    ------------
Total stockholders' equity                                43,665,000      38,900,000
                                                        ------------    ------------
Total liabilities and stockholders' equity              $ 50,542,000    $ 46,262,000
                                                        ============    ============


See accompanying notes.


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                  THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                 ---------------------------    ---------------------------
                                      1997           1996            1997          1996
                                 ------------   ------------    ------------   ------------
Sales                            $ 10,206,000   $  8,347,000    $ 19,791,000   $ 16,565,000
Cost of sales                       4,530,000      3,808,000       8,890,000      7,602,000
                                 ------------   ------------    ------------   ------------
Gross profit                        5,676,000      4,539,000      10,901,000      8,963,000
Operating expenses:
  Selling, general and
     administrative                 3,578,000      3,170,000       7,049,000      6,185,000
  Research and development            614,000        524,000       1,236,000      1,065,000
                                 ------------   ------------    ------------   ------------
Total operating expenses            4,192,000      3,694,000       8,285,000      7,250,000
                                 ------------   ------------    ------------   ------------
Income from operations              1,484,000        845,000       2,616,000      1,713,000
Interest income (expense), net        128,000       (188,000)        244,000       (394,000)
                                 ------------   ------------    ------------   ------------
Income before income taxes          1,612,000        657,000       2,860,000      1,319,000
Provision for income taxes            550,000        264,000         988,000        462,000
                                 ------------   ------------    ------------   ------------
     Net income                  $  1,062,000   $    393,000    $  1,872,000   $    857,000
                                 ============   ============    ============   ============
Net income per share             $        .19   $        .11    $        .33   $        .25
                                 ============   ============    ============   ============
Shares used in per share
  computations                      5,726,000      3,477,000       5,626,000      3,477,000
                                 ============   ============    ============   ============



        See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        1997            1996
                                                                    ------------    ------------
  OPERATING ACTIVITIES
Net income                                                          $  1,872,000    $    857,000
Adjustments to reconcile net income to net
    cash (used in) provided by operations:
  Depreciation and amortization                                        1,171,000         892,000
  Additions to inventory reserve                                         180,000          20,000
  Additions to allowance for doubtful accounts                               -             7,000
  Loss on disposal of property and equipment                                 -             5,000
  Changes in assets and liabilities:
     Accounts receivable, trade                                       (2,165,000)       (868,000)
     Inventories                                                      (1,403,000)       (365,000)
     Other current assets                                                176,000        (447,000)
     Other assets                                                       (333,000)       (753,000)
     Accounts payable, trade                                             253,000         181,000
     Accrued expenses                                                    383,000          44,000
     Other current liabilities                                          (594,000)        294,000
     Other liabilities                                                  (190,000)        230,000
                                                                    ------------    ------------
Net cash (used in) provided by operating activities                     (650,000)         97,000

INVESTING ACTIVITIES
Purchases of property and equipment                                     (705,000)       (164,000)
Other                                                                      6,000
                                                                    ------------    ------------
Net cash used in investing activities                                   (705,000)       (158,000)

FINANCING ACTIVITIES
Proceeds from lines of credit                                                -           700,000
Payments on lines of credit                                                  -          (200,000)
Payments on long-term debt                                                   -          (498,000)
Proceeds from the sale of common stock                                 3,491,000
                                                                    ------------    ------------
Net cash provided by financing activities                              3,491,000           2,000

Effect of exchange rate changes on cash                                 (107,000)        (26,000)
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                   2,029,000         (85,000)

Balance at beginning of period                                        14,704,000       1,203,000
                                                                    ------------    ------------
Balance at end of period                                            $ 16,733,000    $  1,118,000
                                                                    ============    ============

Supplemental cash flow information:
  Interest paid during the period                                   $     53,000    $    420,000
                                                                    ============    ============
  Income taxes paid during the period                               $    875,000    $     12,000
                                                                    ============    ============


See accompanying notes.

                              CN BIOSCIENCES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


      1. BASIS OF PRESENTATION

      The interim unaudited condensed consolidated financial statements of CN Biosciences, Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

      2. NEW ACCOUNTING STANDARD

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact is expected to result in an increase in primary earnings per share for the quarters ended June 30, 1997 and June 30, 1996 to $.20 and $.12 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share, if applicable, for these quarters is not expected to be material.

      3. PUBLIC OFFERING

      In April 1997, the Company effected a public offering of 239,810 shares of common stock, par value $.01 per share, at $13.50 per share. The offering also included 910,190 shares sold by one of the Company's founding stockholders. The Company raised net proceeds of $2,593,000 after deducting underwriters' commissions and expenses. Proceeds from the offering will be used for general corporate purposes and possible future acquisitions. Pending such uses, proceeds will be invested in high-quality investment-grade securities of short maturity consistent with the Company's investment policy.

      4. INVENTORIES

              Inventories consist of the following:

                                                 June 30,     December 31,
                                                  1997           1996

      Finished products                       $ 13,628,000    $ 13,777,000
      Semi-finished products, raw materials
           and supplies                          5,024,000       4,131,000
      Work-in-progress                             605,000         525,000
                                              ------------    ------------
                                                19,257,000      18,433,000
      Reserves for excess materials             (3,684,000)     (3,700,000)
                                              ------------    ------------
           Total                              $ 15,573,000    $ 14,733,000
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

      Additionally, the balance sheets of the Company's international subsidiaries are translated into U.S. Dollars and consolidated with the balance sheets of the Company's domestic subsidiary in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.


      RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of sales.

                                                        PERCENTAGE OF SALES
                                               THREE MONTHS               SIX MONTHS
                                               ENDED JUNE 30,            ENDED JUNE 30,
                                              1997        1996         1997        1996
                                              ----        ----         ----        ----
Sales:
  Core                                        82.4%       83.3%        83.0%       81.8%
  Bulk                                        17.6        16.7         17.0        18.2
                                             -----       -----        -----       -----
Total sales                                  100.0       100.0        100.0       100.0
Cost of sales                                 44.4        45.6         44.9        45.9
                                             -----       -----        -----       -----
Gross profit                                  55.6        54.4         55.1        54.1
  Selling, general and administrative         35.1        38.0         35.6        37.3
  Research and development                     6.0         6.3          6.2         6.4
                                             -----       -----        -----       -----
Income from operations                        14.5        10.1         13.3        10.4
Interest income (expense), net                 1.3        (2.2)         1.2        (2.4)
                                             -----       -----        -----       -----
Income before income taxes                    15.8         7.9         14.5         8.0
Provision for income taxes                     5.4         3.2          5.0         2.8
                                             -----       -----        -----       -----
     Net income                               10.4%        4.7%         9.5%        5.2%
                                             =====       =====        =====       =====

      Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996

      Sales. Sales increased 22.3% to $10.2 million for the three-month period ended June 30, 1997 from $8.3 million for the comparable period in 1996. This increase resulted primarily from a 21.1% increase in core product sales, enhanced by an increase in bulk sales of 28.2%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three-month period ended June 30, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased marketing initiatives and advertising resulting in additional orders from the Company's general and specialty catalogs.

      Gross Profit. The Company's gross profit percentage increased to 55.6% for the three-month period ended June 30, 1997 from 54.4% for the comparable period in 1996. This increase resulted primarily from an increase in sales of higher margin core products. Management believes that additional factors which contributed to improvements in gross margins include continued improved operating efficiencies from increased volume, and selected price increases.

      Selling, General and Administrative. Selling, general and administrative expenses increased 12.9% to $3.6 million for the three-month period ended June 30, 1997 from $3.2 million for the comparable period in 1996, but decreased to 35.1% of sales for the period from 38.0% for the comparable period in 1996. The dollar increase in selling, general and administrative expenses resulted from increased selling costs related to advertising programs and catalogs, and additional administrative expenses related to reporting obligations and investor relations activities as a public company. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

      Research and Development. Research and development expenses increased 17.2% to $614,000 for the three-month period ended June 30, 1997 from $524,000 for the comparable period in 1996, but decreased to 6.0% of sales for the period from 6.3% for the comparable period in 1996. The dollar increase in research and development expenses resulted from development activity related to Oncogene Research Products brand products, and increased research in the area of glycobiology and neurosciences, which is expected to continue. The decrease in research and development expenses as a percentage of sales was attributable to the increased level of sales.

      Interest income (expense), net. Interest income (expense), net increased to interest income of $128,000 for the three-month period ended June 30, 1997 from interest expense of $188,000 for the comparable period in 1996. The increase resulted from increased cash balances and reduced debt levels as a result of the completion of the Company's initial public and follow-on offerings of common stock in October 1996 and April 1997, respectively.

      Income Taxes. Income tax expense increased to $550,000 for the three-month period ended June 30, 1997 from $264,000 for the comparable period in 1996. The increase resulted primarily from increased profitability and increased estimated tax rates in 1997 due to the decrease in available operating loss carryforwards, certain of which were used in prior years.

      Net Income. As a result of the above factors, net income increased 170.2% to $1,062,000 for the three-month period ended June 30, 1997 from $393,000 for the comparable period in 1996.


      Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

      Sales. Sales increased 19.5% to $19.8 million for the six-month period ended June 30, 1997 from $16.6 million for the comparable period in 1996. This increase resulted primarily from a 21.2% increase in core product sales, enhanced by a moderate increase in bulk sales of 11.7%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the six-month period ended June 30, 1997.

Additional factors which management believes contributed to the increase in sales during the period include increased marketing initiatives and advertising resulting in additional orders from the Company's catalogs.

      Gross Profit. The Company's gross profit percentage increased to 55.0% for the six-month period ended June 30, 1997 from 54.1% for the comparable period in 1996. This increase resulted primarily from an increase in sales of higher margin core products. Management believes that additional factors which contributed to improvements in gross margins include continued improved operating efficiencies from increased volume, and selected price increases.

      Selling, General and Administrative. Selling, general and administrative expenses increased 14% to $7.0 million for the six-month period ended June 30, 1997 from $6.2 million for the comparable period in 1996, but decreased to 35.6% of sales for the period from 37.3% for the comparable period in 1996. The dollar increase in selling, general and administrative expenses resulted from increased selling costs related to advertising programs and catalogs, and additional administrative expenses related to reporting obligations and investor relations activities as a public company. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

      Research and Development. Research and development expenses increased 16.1% to $1.2 million for the six-month period ended June 30, 1997 from $1.1 million for the comparable period in 1996, but decreased to 6.2% of sales for the period from 6.4% for the comparable period in 1996. The dollar increase in research and development expenses resulted from development activity related to Oncogene Research Products brand products, and increased research in the area of glycobiology and neurosciences, which is expected to continue. The decrease in research and development expenses as a percentage of sales was attributable to the increased level of sales.

      Interest income (expense), net. Interest income (expense), net increased to interest income of $244,000 for the six-month period ended June 30, 1997 from interest expense of $394,000 for the comparable period in 1996. The increase resulted from increased cash balances and reduced debt levels as a result of the completion of the Company's initial public and follow-on offerings of common stock in October 1996 and April 1997, respectively.

      Income Taxes. Income tax expense increased to $1.0 million for the six-month period ended June 30, 1997 from $462,000 for the comparable period in 1996. The increase resulted primarily from increased profitability and increased estimated tax rates in 1997 due to the decrease in available operating loss carryforwards, certain of which were used in prior years.

      Net Income. As a result of the above factors, net income increased 118.4% to $1,872,000 for the six-month period ended June 30, 1997 from $857,000 for the comparable period in 1996.


      LIQUIDITY AND CAPITAL RESOURCES

      The Company used $650,000 of cash in operating activities in the six-months ended June 30, 1997 as compared to $97,000 of cash provided by operating activities in the comparable prior period. Operating activities required cash for the six-month period ended June 30, 1997 primarily to support increases in accounts receivable and inventory resulting from the growth in core product sales. Cash provided by operating activities in the comparable prior period in 1996 resulted primarily from positive operating results.

      Net cash used in investing activities was $705,000 in the six-month period ended June 30, 1997, as compared to $158,000 in the comparable period in 1996. Cash used in investing activities during both periods consisted of capital expenditures for property and equipment. In 1997, these expenditures related primarily to improvements to manufacturing and distribution capabilities in various locations.

      In October 1996, the Company completed an initial public offering of 1,840,000 shares of Common Stock at $12.50 per share. In April 1997, the Company completed a follow-on public offering of 239,810 shares of Common Stock at $13.50 per share. The follow-on offering also included 910,190 shares sold by a founding stockholder of the Company. The net proceeds from these offerings were $20,140,000 and $2,593,000, respectively.

      During the six-month period ended June 30, 1997, the Company's foreign currency translation account reduced stockholders' equity by $617,000 as a result of the translation of the Company's international subsidiaries balance sheets into U.S. Dollars. Such changes would not be realized through the Company's income statement unless the underlying foreign-currency denominated assets were liquidated.

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

      At June 30, 1997, the Company had cash, cash-equivalents and short term investments of $16.7 million and working capital of $35.2 million. At June 30, 1997, $5.0 million was available under a Credit Facility with a commercial bank which expires in June 1999.

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


      FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains forward-looking statements which involve risks and uncertainties. The Company's actual results in the future could differ significantly from the results discussed in such forward-looking statements. Factors that could cause or contribute to such a difference include, but are not limited to, those set forth under the captions Risk Factors and Management's Discussion and Analysis of Financial Condition and Results of Operations.


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

      A significant portion of the Company's sales have been to research scientists, universities, government research laboratories, private foundations and other institutions whose funding is dependent on grants from government agencies such as the U.S. National Institutes of Health ("NIH") and similar domestic and international agencies. The funding associated with approved NIH grants generally becomes available at particular times of the year, as determined by the federal government, and may result in fluctuations in the Company's operating results. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, government proposals aiming to reduce or eliminate budgetary deficits have included reduced allocations to the NIH and the other government agencies that fund research and development activities. If government funding, especially NIH grants, were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

      Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation and Boehringer Mannheim GmbH (who's parent company was acquired by F. Hoffman-La Roche AG in May 1997), offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

      Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 17.0% of net sales during the six months ended June 30, 1997, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

      Substantial Influence of Principal Stockholder. The Company's principal stockholder, Warburg, Pincus Investors, L.P. ("Warburg") beneficially owned approximately 40.4% of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as of August 6, 1997. Because of such ownership, Warburg has substantial influence over the election of all members of the Board of Directors and corporate actions requiring stockholder approval. Additionally, pursuant to an agreement with the Company, Warburg has certain rights to nominate directors as long as it continues to own specified percentages of the outstanding shares of Common Stock.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         Not required.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on April 23, 1997. Of the 5,172,367 shares of Common Stock which could be voted at the Annual Meeting, 4,794,393 shares of Common Stock, representing 92.7%, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

         (a) Election of the following persons to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified:

                                          FOR              WITHHELD
         Joseph P. Landy                4,793,343           1,050
         S. Joshua Lewis                4,793,343           1,050
         Robert E. McGill III           4,793,343           1,050
         Dr. Richard A. Lerner          4,793,343           1,050
         Stelios B. Papadopoulos        4,793,343           1,050

         (b) Amendment of the Company's Amended and Restated 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 250,000 shares from 835,000 shares to 1,085,000 shares:

                    FOR                       AGAINST                 ABSTAIN
                    ---                       -------                 -------
                 4,791,343                     2,450                    600

         (c) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the independent public auditors of the Company for the fiscal year ending December 31, 1997:

                    FOR                       AGAINST                 ABSTAIN
                    ---                       -------                 -------
                 4,793,122                     1,090                    181

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

              3(a)         Amended and Restated Certificate of Incorporation*

              3(b)         Amended and Restated By-Laws*

              10(n)(xx)    Amendment to Loan Agreement, dated June 27, 1997, by
                           and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.

              10(n)(xxi)   Schedule to Loan and Security Agreement, dated June
                           27, 1997, by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.

              11           Statement re computation of per share earnings

              27           Financial Data Schedule

         (b) Reports on Form 8-K:

      No reports on Form 8-K were filed by the Registrant during the three months ended June 30, 1997.

---------------------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CN BIOSCIENCES, INC.



August 11, 1997                        /s/ Stelios B. Papadopoulos
                                       ---------------------------
                                       Stelios B. Papadopoulos
                                       Chief Executive Officer, Chairman
                                       and President
                                       (duly authorized officer)


August 11, 1997                        /s/ James G. Stewart
                                       --------------------
                                       James G. Stewart
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (principal financial officer)

                                INDEX OF EXHIBITS



Exhibit Number    Description

3(a)              Amended and Restated Certificate of Incorporation*

3(b)              Amended and Restated By-Laws*

10(n)(xx)         Amendment to Loan Agreement, dated June 27, 1997, by and
                  between Silicon Valley Bank and Calbiochem-Novabiochem
                  Corporation.

10(n)(xxi)        Schedule to Loan and Security Agreement, dated June 27, 1997, by and between Silicon Valley Bank and Calbiochem-Novabiochem
                  Corporation.

11                Statement re computation of per share earnings

27                Financial Data Schedule

---------------------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)