Form 10-Q
period 1997-09-30
CN BIOSCIENCES INC
filed 1997-11-13
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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

     Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

     Class                                                 November 6, 1997
     -----                                                 ----------------
     Common Stock, $.01 Par Value                          5,593,616

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1997
          (unaudited) and December 31, 1996                                             3

          Condensed Consolidated Statements of Income for the Three
          Months and Nine Months Ended September 30, 1997 and 1996
          (unaudited) 4

          Condensed Consolidated Statements of Cash Flows for the Nine Months
          Ended September 30, 1997 and 1996 (unaudited)                                 5

          Notes to Interim Condensed Consolidated Financial Statements (unaudited)      6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                     7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                   17


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                             18

SIGNATURES

INDEX OF EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                    -------------     -------------
                                                                     (UNAUDITED)          (Note)
ASSETS

Current assets:
    Cash, cash equivalents and short-term investments               $  17,416,000     $  14,704,000
    Accounts receivable, net                                            5,668,000         4,487,000
    Inventories                                                        16,619,000        14,733,000
    Other current assets                                                2,223,000         2,436,000
                                                                    -------------     -------------
Total current assets                                                   41,926,000        36,360,000

Property and equipment, net                                             4,135,000         3,688,000
Intangible assets, net                                                  4,552,000         4,836,000
Other assets                                                            1,165,000         1,378,000
                                                                    -------------     -------------
Total assets                                                        $  51,778,000     $  46,262,000
                                                                    =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                           $   2,461,000     $   2,303,000
  Accrued expenses                                                      2,409,000         1,906,000
  Other current liabilities                                             1,177,000         1,920,000
                                                                    -------------     -------------
Total current liabilities                                               6,047,000         6,129,000

Other liabilities                                                       1,021,000         1,233,000

Stockholders' equity:
  Common stock                                                             58,000            52,000
  Additional paid-in capital                                           42,292,000        38,736,000
  Retained earnings (accumulated deficit)                               2,773,000           (63,000)
  Foreign currency translation adjustment                                (317,000)          271,000
  Note receivable from stockholder                                        (96,000)          (96,000)
                                                                    -------------     -------------
Total stockholders' equity                                             44,710,000        38,900,000
                                                                    -------------     -------------
Total liabilities and stockholders' equity                          $  51,778,000     $  46,262,000
                                                                    =============     =============


See accompanying notes.


Note: The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                  SEPTEMBER 30,                      SEPTEMBER 30,
                                          -----------------------------      -----------------------------
                                              1997             1996              1997             1996
                                          ------------     ------------      ------------     ------------
Sales                                     $  9,630,000     $  8,835,000      $ 29,421,000     $ 25,400,000
Cost of sales                                4,319,000        4,065,000        13,209,000       11,667,000
                                          ------------     ------------      ------------     ------------
Gross profit                                 5,311,000        4,770,000        16,212,000       13,733,000
Operating expenses:
  Selling, general and administrative        3,399,000        3,245,000        10,448,000        9,430,000
  Research and development                     650,000          590,000         1,886,000        1,655,000
                                          ------------     ------------      ------------     ------------
Total operating expenses                     4,049,000        3,835,000        12,334,000       11,085,000
                                          ------------     ------------      ------------     ------------
Income from operations                       1,262,000          935,000         3,878,000        2,648,000
Interest income (expense), net                 176,000         (219,000)          420,000         (613,000)
                                          ------------     ------------      ------------     ------------
Income before income taxes                   1,438,000          716,000         4,298,000        2,035,000
Provision for income taxes                     474,000          250,000         1,462,000          712,000
                                          ------------     ------------      ------------     ------------
     Net income                           $    964,000     $    466,000      $  2,836,000     $  1,323,000
                                          ============     ============      ============     ============
Net income per share                      $        .17     $        .13      $        .50     $        .38
                                          ============     ============      ============     ============
Shares used in per share
  computations                               5,828,000        3,532,000         5,693,000        3,495,000
                                          ============     ============      ============     ============


See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                        ----------------------------------
                                                             1997                1996
                                                        --------------      --------------
OPERATING ACTIVITIES
Net income                                              $    2,836,000      $    1,323,000
Adjustments to reconcile net income to net
    cash provided by operations:
  Depreciation and amortization                              1,809,000           1,177,000
  Additions to inventory reserve                               285,000             155,000
  Additions to allowance for doubtful accounts                    --                 1,000
  Loss on disposal of property and equipment                     5,000               5,000
  Changes in assets and liabilities:
     Accounts receivable, trade                             (1,474,000)         (1,127,000)
     Inventories                                            (2,520,000)           (506,000)
     Other current assets                                      359,000            (550,000)
     Other assets                                             (832,000)           (656,000)
     Accounts payable, trade                                   474,000             203,000
     Accrued expenses                                          515,000             226,000
     Other current liabilities                                (704,000)          1,067,000
     Other liabilities                                        (220,000)           (679,000)
                                                        --------------      --------------
Net cash provided by operating activities                      533,000             639,000

INVESTING ACTIVITIES
Purchases of property and equipment                         (1,238,000)           (387,000)
Other                                                             --                17,000
                                                        --------------      --------------
Net cash used in investing activities                       (1,238,000)           (370,000)

FINANCING ACTIVITIES
Proceeds from lines of credit                                     --               900,000
Payments on lines of credit                                       --              (200,000)
Payments on long-term debt                                        --              (789,000)
Proceeds from the sale of common stock                       3,562,000                --
                                                        --------------      --------------
Net cash provided by (used in) financing activities          3,562,000             (89,000)

Effect of exchange rate changes on cash                       (145,000)            (17,000)
                                                        --------------      --------------
Net increase in cash and cash equivalents                    2,712,000             163,000

Balance at beginning of period                              14,704,000           1,203,000
                                                        --------------      --------------
Balance at end of period                                $   17,416,000      $    1,366,000
                                                        ==============      ==============

Supplemental cash flow information:
  Interest paid during the period                       $       99,000      $      618,000
                                                        ==============      ==============
  Income taxes paid during the period                   $    1,080,000      $       50,000
                                                        ==============      ==============


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

     2. NEW ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ("Statement 128"), which is effective for both interim and annual financial statements for periods ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and other common stock equivalents will be excluded. The impact is expected to result in no change to primary earnings per share for the quarter ended September 30, 1997, and a change in primary earnings per share to $.14 per share for the quarter ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share, if applicable, for these quarters is not expected to be material.

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

     4. INVENTORIES

     Inventories consist of the following:

                                          September 30,      December 31,
                                              1997               1996
                                          -------------      -------------
Finished products                         $  14,661,000      $  13,777,000
Semi-finished products, raw materials
     and supplies                             5,147,000          4,131,000
Work-in-progress                                618,000            525,000
                                          -------------      -------------
                                             20,426,000         18,433,000
Reserves for excess materials                (3,807,000)        (3,700,000)
                                          -------------      -------------
     Total                                $  16,619,000      $  14,733,000
                                          =============      =============

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

     The Company maintains significant levels of inventory relative to its net sales in order to meet short delivery times required by researchers. In addition, products manufactured internally are made in economic batch sizes, which often represent quantities sufficient to supply more than one year of sales. The Company's products generally have a relatively long shelf life, often in excess of five years, and quality and storage conditions are continually monitored to ensure that quality products are delivered to customers. The Company regularly evaluates the level and composition of inventory through the analysis of recent sales history and forecasted product demand to ensure that inventory reserve levels are adequate to properly reflect their net realizable value. Fluctuations in inventory reserve levels, other than those related to reserves recorded in 1993 for impaired inventory described above, have not been material to the Company's financial position or results of operations.

     The Company's reporting currency is the U.S. dollar. Historically, a majority of the Company's sales have been denominated in U.S. dollars, with the balance denominated in foreign currencies. These foreign currency sales have been effected principally by the Company's international subsidiaries. In accordance with U.S. accounting requirements, sales denominated in foreign currencies are translated into the local functional currency and then into U.S. dollars, at an average exchange rate in effect during the period. In addition, the Company incurs manufacturing costs in Swiss Francs in connection with its Swiss operations and also incurs operating expenses in local currencies at each of its other international locations. Thus, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will in the future continue to have, an impact on revenues and expenses reported by the Company, and such effect may be material in any individual reporting period. To the extent that the Company incurs operating expenses in local currencies at its foreign subsidiaries, the Company has a natural hedge against a portion of the possible fluctuation in foreign currency exchange rates of revenues in such currencies. Although the Company does not engage in significant amounts of foreign currency hedging transactions, the Company has, from time to time, entered into forward contracts to hedge certain of its foreign currency exposures, principally related to fixed expense commitments of its Japanese subsidiary.

     Additionally, the balance sheets of the Company's international subsidiaries are translated into U.S. Dollars and consolidated with the balance sheets of the Company's domestic entities in accordance with U.S. accounting requirements. Changes in the U.S. dollar value of the foreign currency denominated assets are accounted for as an adjustment to stockholders' equity. Therefore, changes from reporting period to reporting period in the exchange rates between various foreign currencies and the U.S. dollar have had, and will continue to have an impact on the foreign currency translation component of stockholders' equity reported by the Company, and such effect may be material in any individual reporting period.


     RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, items from the Company's Condensed Consolidated Statements of Income expressed as a percentage of sales.

                                                         PERCENTAGE OF SALES
                                              THREE MONTHS                NINE MONTHS
                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                          ---------------------      ----------------------
                                            1997         1996          1997          1996
                                          --------     --------      --------      --------
Sales:
  Core                                        83.1%        80.6%         83.0%         81.4%
  Bulk                                        16.9         19.4          17.0          18.6
                                          --------     --------      --------      --------
Total sales                                  100.0        100.0         100.0         100.0
Cost of sales                                 44.8         46.0          44.9          45.9
                                          --------     --------      --------      --------
Gross profit                                  55.2         54.0          55.1          54.1
  Selling, general and administrative         35.3         36.7          35.5          37.1
  Research and development                     6.7          6.7           6.4           6.5
                                          --------     --------      --------      --------
Income from operations                        13.2         10.6          13.2          10.4
Interest income (expense), net                 1.8          2.5           1.4           2.4
                                          --------     --------      --------      --------
Income before income taxes                    15.0          8.1          14.6           8.0
Provision for income taxes                     4.9          2.8           5.0           2.8
                                          --------     --------      --------      --------
     Net income                               10.1%         5.3%          9.6%          5.2%
                                          ========     ========      ========      ========

     Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     Sales. Sales increased 9.0% to $9.6 million for the three-month period ended September 30, 1997 from $8.8 million for the comparable period in 1996. This increase resulted from a 12.4% increase in core product sales, offset by a decrease in bulk sales of 5.2%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three-month period ended September 30, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased marketing initiatives and advertising resulting in additional orders from the Company's general and specialty catalogs.

     Gross Profit. The Company's gross profit percentage increased to 55.2% for the three-month period ended September 30, 1997 from 54.0% for the comparable period in 1996. This increase resulted primarily from an increase in sales of higher margin core products. Management believes that additional factors contributing to improvements in gross margins included continued improved operating efficiencies from increased volume, and selected price increases.

     Selling, General and Administrative. Selling, general and administrative expenses increased 4.7% to $3.4 million for the three-month period ended September 30, 1997 from $3.2 million for the comparable period in 1996, but decreased to 35.3% of sales for the period from 36.7% for the comparable period in 1996. The dollar increase in selling, general and administrative expenses resulted from increased selling costs related to advertising programs and catalogs, and additional administrative expenses related to reporting obligations and investor relations activities as a public company. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

     Research and Development. Research and development expenses increased 10.2% to $650,000 for the three-month period ended September 30, 1997 from $590,000 for the comparable period in 1996, but remained consistent with the comparable prior period in 1996 at 6.7% of sales. The dollar increase in research and development expenses resulted from development activity related to Oncogene Research Products brand products, and increased research in the area of glycobiology and neurosciences, which is expected to continue.

     Interest income (expense), net. Interest income (expense), net increased to interest income of $176,000 for the three-month period ended September 30, 1997 from interest expense of $219,000 for the comparable period in 1996. The increase resulted from increased cash balances and reduced debt levels as a result of the completion of the Company's initial public and follow-on offerings of common stock in October 1996 and April 1997, respectively.

     Income Taxes. Income tax expense increased to $474,000 for the three-month period ended September 30, 1997 from $250,000 for the comparable period in 1996. The increase resulted primarily from increased profitability and increased estimated tax rates in 1997 due to a decrease in available operating loss carryforwards, certain of which were used in prior years.

     Net Income. As a result of the above factors, net income increased 106.9% to $964,000 for the three-month period ended September 30, 1997 from $466,000 for the comparable period in 1996.


     Nine months Ended September 30, 1997 Compared to the Nine months Ended September 30, 1996

     Sales. Sales increased 15.8% to $29.4 million for the nine-month period ended September 30, 1997 from $25.4 million for the comparable period in 1996. This increase resulted primarily from an 18.2% increase in core product sales, enhanced by a moderate increase in bulk sales of 5.6%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the nine-month period ended September 30, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased marketing initiatives and advertising resulting in additional orders from the Company's catalogs.

     Gross Profit. The Company's gross profit percentage increased to 55.1% for the nine-month period ended September 30, 1997 from 54.1% for the comparable period in 1996. This increase resulted primarily from an increase in sales of higher margin core products. Management believes that additional factors contributing to improvements in gross margins included continued improved operating efficiencies from increased volume, and selected price increases.

     Selling, General and Administrative. Selling, general and administrative expenses increased 10.8% to $10.4 million for the nine-month period ended September 30, 1997 from $9.4 million for the comparable period in 1996, but decreased to 35.5% of sales for the period from 37.1% for the comparable period in 1996. The dollar increase in selling, general and administrative expenses resulted from increased selling costs related to advertising programs and catalogs, and additional administrative expenses related to reporting obligations and investor relations activities as a public company. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

     Research and Development. Research and development expenses increased 14% to $1.9 million for the nine-month period ended September 30, 1997 from $1.6 million for the comparable period in 1996, but decreased to 6.4% of sales for the period from 6.5% for the comparable period in 1996. The dollar increase in research and development expenses resulted from development activity related to Oncogene Research Products brand products, and increased research in the area of glycobiology and neurosciences, which is expected to continue. The decrease in research and development expenses as a percentage of sales was attributable to the increased level of sales.

     Interest income (expense), net. Interest income (expense), net increased to interest income of $420,000 for the nine-month period ended September 30, 1997 from interest expense of $613,000 for the comparable period in 1996. The increase resulted from increased cash balances and reduced debt levels as a result of the completion of the Company's initial public and follow-on offerings of common stock in October 1996 and April 1997, respectively.

     Income Taxes. Income tax expense increased to $1.5 million for the nine-month period ended September 30, 1997 from $712,000 for the comparable period in 1996. The increase resulted primarily from increased profitability and increased estimated tax rates in 1997 due to a decrease in available operating loss carryforwards, certain of which were used in prior years.

     Net Income. As a result of the above factors, net income increased 114.4% to $2.8 million for the nine-month period ended September 30, 1997 from $1.3 million for the comparable period in 1996.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company provided $533,000 of cash from operating activities in the nine-months ended September 30, 1997, as compared to $639,000 of cash provided by operating activities in the comparable prior period. Cash provided from operating activities was less than net income for the nine-month periods ended September 30, 1997 and September 30, 1996 primarily to support increases in accounts receivable and inventory resulting from growth in core product sales.

     Net cash used in investing activities was $1,238,000 in the nine-month period ended September 30, 1997, as compared to $370,000 in the comparable period in 1996. Cash used in investing activities during both periods consisted of capital expenditures for property and equipment. In 1997, these expenditures related primarily to improvements to manufacturing and distribution capabilities in various locations.

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

     During the nine-month period ended September 30, 1997, the Company's foreign currency translation account reduced stockholders' equity by $588,000 as a result of the translation of the Company's international subsidiaries balance sheets into U.S. Dollars. Such changes would not be realized through the Company's income statement unless the underlying foreign-currency denominated assets were liquidated.

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

     At September 30, 1997, the Company had cash, cash-equivalents, and short-term investments of $17.4 million and working capital of $35.9 million. At September 30, 1997, $5.0 million was available under a Credit Facility with a commercial bank, which will expire in June 1999.

     The Company believes that its existing capital resources will be adequate to fund its operations. If, however, the Company were to undertake a significant acquisition or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its stockholders.


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

     Risks Inherent in Growth, Expansion and Acquisition Strategy. The Company has sought and will continue to seek growth in sales and profitability primarily through the internal development and acquisition of new product lines, additional customers and new businesses. A significant portion of the Company's historical revenue growth is attributable to internal product development, sourcing of third-party products and, more recently, from its acquisition of the Oncogene Research Products business from OSI Pharmaceuticals, Inc., (formerly Oncogene Science, Inc.) a biopharmaceutical company. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop products, (ii) the ability to identify and license products sourced from third parties, (iii) the ability to successfully position and market its products,
(iv) the ability to identify and consummate attractive acquisitions and (v) the ability to integrate new businesses, facilities and personnel into existing operations. If the Company is unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

     Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation and Boehringer Mannheim GmbH (which has entered into an agreement to be acquired by F. Hoffman-La Roche AG in May 1997), offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

     Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 17.0% of net sales during the nine months ended September 30, 1997, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Substantial Influence of Principal Stockholder. The Company's principal stockholder, Warburg, Pincus Investors, L.P. ("Warburg") beneficially owned approximately 40.2% of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as of November 6, 1997. Because of such ownership, Warburg has substantial influence over the election of all members of the Board of Directors and corporate actions requiring stockholder approval. Additionally, pursuant to an agreement with the Company, Warburg has certain rights to nominate directors as long as it continues to own specified percentages of the outstanding shares of Common Stock.

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

         (a) Exhibits:

              3(a)         Amended and Restated Certificate of Incorporation*

              3(b)         Amended and Restated By-Laws*

              11           Statement re computation of per share earnings

              27           Financial Data Schedule

         (b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1997.

---------------------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CN BIOSCIENCES, INC.



November 11, 1997                       /s/ Stelios B. Papadopoulos
                                        -----------------------------------
                                        Stelios B. Papadopoulos
                                        Chief Executive Officer, Chairman
                                        and President
                                        (duly authorized officer)


November 11, 1997                       /s/ James G. Stewart
                                        -----------------------------------
                                        James G. Stewart
                                        Vice President, Chief Financial Officer
                                        and Secretary
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