Form 10-K405
period 1997-12-31
CN BIOSCIENCES INC
filed 1998-03-12
CIK 1018371

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

            Registrant's telephone number, including area code: (619) 450-5500
                                                                --------------

Securities registered pursuant to Section 12(b) of the Act:
                          None

Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the voting common equity held by non-affiliates of the registrant on February 10, 1998 was approximately $81 million.

As of February 10, 1998 the Registrant had 5,652,911 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1997 Annual Report to Stockholders - Part II Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders - Part III

                               TABLE OF CONTENTS


PART I

    Item 1.     Business                                                                                        3

    Item 2.     Properties                                                                                     24

    Item 3.     Legal Proceedings                                                                              24

    Item 4.     Submission of Matters to a Vote of Security Holders                                            24

PART II

    Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters                          25

    Item 6.     Selected Consolidated Financial Data                                                           25

    Item 7.     Management's Discussion and Analysis of Financial Condition  and Results of Operations         25

    Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                                     25

    Item 8.     Financial Statements and Supplementary Data                                                    25

    Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure           25

PART III

    Item 10.    Directors and Executive Officers of the Registrant                                             26

    Item 11.    Executive Compensation                                                                         26

    Item 12.    Security Ownership of Certain Beneficial Owners and Management                                 26

    Item 13.    Certain Relationships and Related Transactions                                                 26

PART IV

    Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               27

Signatures                                                                                                     30

Schedule II -   Valuation and Qualifying Accounts                                                              31

Exhibit Index                                                                                                  32

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

THE COMPANY

  CN Biosciences, Inc. ("CN Biosciences" or the "Company") is engaged in the development, production, marketing and distribution of a broad array of products used worldwide in disease-related life sciences research at pharmaceutical and biotechnology companies, academic institutions and government laboratories. The Company's products include biochemical and biological reagents, antibodies, assays and research kits which it sells principally through its general and specialty catalogs under its well-established brand names, including Calbiochem, Novabiochem, Oncogene Research Products and Novagen. In December 1997, the Company completed the acquisition of all of the outstanding capital stock of Novagen, Inc. and its parent holding company for $10.5 million in cash, which was paid in January 1998. The acquisition was accounted for as a purchase, and in connection therewith in-process technology valued at $6.8 million was written off effective as of the purchase date. Novagen's products are complementary to the Company's other brands, and address researchers' needs in protein expression systems, PCR cloning systems, protein detection and purification systems, and other areas of molecular biology research. In addition, tools for protein expression also serve as the platform for the emerging applications of functional genomics and drug discovery.

  With over 9,300 products, the Company offers scientists the convenience of obtaining from a single source both innovative and fundamental research products, many of which are instrumental to areas of research such as infectious and genetic disease, developmental and cell biology, cancer, cardiovascular disease, Alzheimer's and AIDS. The Company believes it has established a long-standing reputation in the life sciences research products market for product quality, product reliability, extensive technical service and strong customer support.

  The Company believes that it is strategically positioned with both the breadth of research products and critical mass that are characteristic of the industry's larger providers, as well as the innovative research and development capabilities that are characteristic of the industry's smaller specialty companies. Based upon this strategic positioning, the Company believes it can establish itself as a leading supplier of higher margin research products to selected emerging, high growth niche research markets by offering innovative products through specialty catalogs. The Company has implemented its niche research market strategy in areas such as signal transduction, apoptosis and combinatorial chemistry, and has recently announced additional niche offerings in glycobiology and neurosciences. The Company intends to continue to penetrate emerging niche research markets through internal development and the selective acquisition of companies with products in areas targeted for future growth. The Company's successful acquisition and integration of the Oncogene Research Products business is an example of the implementation of this strategy. As a result of this acquisition, the Company significantly expanded its capabilities in molecular biology and immunology and added over 700 new product offerings, many of which are included in the Company's Apoptosis specialty catalog. The acquisition of Novagen further expanded the Company's scientific expertise in molecular biology and added over 600 new products.

  A key element of the Company's growth strategy is to leverage certain existing assets of the Company including (i) its comprehensive general catalog product offerings, customer base and reputation, (ii) its global manufacturing and distribution infrastructure, including its highly automated order fulfillment system and (iii) the scientific expertise of its staff in immunochemistry, biochemistry, molecular biology and peptide chemistry. During 1997, the Company sold products to over 8,700 accounts, filled over 107,000 orders in 50 countries and generated sales of $39.4 million and net income of $3.8 million before accounting for a one time write off of in-process technology related to the acquisition of Novagen. The Company's development, marketing and distribution activities are supported by the Company's highly experienced scientific staff, which includes 48 professionals holding Ph.D.s in a variety of life sciences disciplines, as well as other personnel located at eight facilities in the United States, Europe, Japan and Australia.

INDUSTRY OVERVIEW

  The life sciences research industry has experienced dramatic advances in biology and chemistry over the past three decades, particularly as they relate to the understanding of the origin of diseases at the molecular and cellular level. These advances have led to the rapid expansion of drug discovery programs and the development of new methodologies of research. Industry sources estimate that there are over 300,000 scientists worldwide currently engaged in life sciences research. In 1996, U.S. pharmaceutical and biotechnology companies spent over $20 billion on research and development. In addition, academic institutions and government laboratories receive a portion of their research funding from organizations such as the NIH, which had a budget for 1996 exceeding $11.9 billion. Recently, the NIH budget has grown at a compounded annual rate of approximately 6.7%, although during any individual period, governmental budgetary pressures have resulted in lowered levels of growth in funding to NIH and other government agencies that fund research and development activities. Based upon published information the Company anticipates continuing growth in the funding to NIH and other agencies during the upcoming year. In a recent industry survey published in 1994, Frost & Sullivan estimated that $1.6 billion was spent worldwide in 1992 on specialty biochemical products, such as those offered by the Company for research in biochemistry, immunology, cellular biology and molecular biology. According to Frost & Sullivan, the compound annual growth rate from 1992 through 1999 for the U.S. life sciences research products market (which represents approximately one-third of the worldwide market) is estimated to be approximately 13%. Furthermore, the Company believes that certain segments of life sciences research, such as apoptosis, signal transduction, combinatorial chemistry, neurosciences and glycobiology are particularly strong areas of growth.

  Life sciences researchers utilize specialty biochemical products to conduct their research. These research products range broadly in complexity, purity, scarcity, cost and function, and their availability and quality are often critical to a project's success. Furthermore, recent advances in understanding physiological processes at the molecular and cellular level, genomics and the development of other basic life sciences technologies, have increased the demand for innovative product solutions designed to assist scientists in improving the efficiency and quality of their research. Examples of such solutions include PCR cloning tools, protein detection and purification tools, specific protein or peptide fragments, monoclonal antibodies or DNA probes tailored to a given research protocol that would be too time consuming or complex for a researcher to prepare at his or her own lab bench. Other examples include kits designed to reduce complex multi-step procedures, thereby shortening the time required for experiments, improving the quality of information provided in many cases and ensuring repeatability of the experiment in subsequent research. The Company believes that researchers are typically concerned primarily with product performance, quality, rapid availability, time savings and the value added by innovative products such as specialized assays and research kits, and are relatively less sensitive to price. Because life sciences research can often involve experimentation carried out over months or even years, and because researchers seek to minimize extraneous variables in their research protocols, the consistency of research products is essential. As a result, the Company believes that researchers tend to exhibit loyalty to the supplier that first supplies them with a particular research product.

  The life sciences research products industry is highly fragmented. The industry is comprised of several very large public companies and a large number of smaller companies which are typically privately held.

The larger companies typically generate revenues from the sale of a broad range of equipment, laboratory supplies and other products, including research products which compete with many of the Company's product offerings. These larger suppliers generally place greater emphasis on high- revenue generating products and on the breadth of their product offering than on providing innovative products early to market. The smaller companies, the majority of which are substantially smaller than the Company, typically supply a highly focused product offering to very specific market niches. These smaller companies generally specialize in addressing the emerging needs of life sciences researchers by emphasizing innovative products. Such smaller companies often lack the distribution network and capital resources required to grow beyond providing a limited and highly specialized offering to a relatively narrow market. As the market expands and the need to cost effectively distribute products to a larger, more geographically diverse customer base increases, the Company believes that customer access will be increasingly difficult for smaller companies lacking significant marketing and distribution infrastructure. The Company believes that the industry's fragmented structure and underlying dynamics may create opportunities for consolidation.

STRATEGY

  CN Biosciences' goal is to become a leading provider of innovative research products to the life sciences research market. To achieve this goal, CN Biosciences' strategy includes the following elements:

  Target Emerging, High Growth Niche Research Markets. The Company seeks to establish leading positions early in the evolution of the market's faster growing, higher margin niche research markets. The Company identifies a potentially attractive niche research market through a comprehensive review by its scientific personnel and interaction with the Company's Technology Council and network of other scientific advisers. In deciding which niche research markets to pursue, the Company considers a number of factors, including potential market size, synergies with existing areas of research, resources required to develop both the product offering and related catalog and the potential for establishing a leading position early in the market's development. Once the Company has identified a niche research market, it assembles a targeted product offering from its existing products, new products developed by its own scientific staff and products sourced from third parties. These products are then distributed primarily through specialty catalogs designed to provide scientists working in a specific field with a single comprehensive source integrating both innovative products often not found elsewhere and a broad range of related products. During 1997, the Company introduced updated versions of its Apoptosis and Signal Transduction specialty catalogs. The Company also issued specialty catalogs in Neurosciences and Glycobiology in early 1998. CN Biosciences seeks to be first to comprehensively market products in each of its targeted niche research markets and to be in a leading position early in such market's development.

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

  Pursue Strategic Acquisitions. The Company intends to penetrate emerging niche research markets and expand product offerings to existing customers through the selective acquisition of companies with research and development capabilities and product offerings in areas targeted for future growth. In August 1995, the Company consummated the strategic acquisition of the Oncogene Research Products business, which has enabled the Company to substantially expand its offerings of assays, kits, monoclonal antibodies and polyclonal antibodies. In December 1997, the Company consummated the strategic acquisition of Novagen which added further breadth to its product line in the molecular biology discipline. The Company believes that, due to the highly fragmented nature of the life sciences research products industry, significant opportunities for consolidation exist, although no assurances can be made that the Company will be able to identify and successfully consummate additional acquisitions. The Company believes that the industry's smaller companies are typically privately held and individually generate less than $10 million in annual revenues, yet conduct a significant portion of the industry's innovative research, particularly in specific niche research markets. The Company has numerous contacts with many of these smaller research products companies for which the Company often acts as a distributor or licensee, and believes that these relationships may facilitate both the identification and consummation of acquisitions.

  Maximize Operating Efficiencies. The Company believes its investment in and refinement of its product sourcing, procurement, production, inventory management and order fulfillment capabilities, as well as its worldwide distribution network and computer systems will continue to enable the Company to operate more cost-effectively and to achieve greater service efficiency at higher sales volumes. Additionally, the Company believes that this infrastructure provides opportunities for the Company to service and support increased net sales without the need for commensurate increases in expenses. The Company utilizes a "technology center" concept for each brand which allows for product development, customer service, technical support and brand-specific marketing capabilities at its manufacturing locations, while retaining centralization of many administrative and routine operations at its San Diego headquarters.

CORE COMPETENCIES

  The Company believes that its past success is attributable to a number of factors, including:

  Experienced Management Team, Scientific Staff and Network of Scientific Advisers. The Company's executive officers have an average of over ten years of experience in the research products industry. In addition, since 1993 the Company has expanded its scientific staff to include 48 professionals holding Ph.D.s in a variety of life sciences disciplines. With its expanded scientific staff and its particular expertise in immunochemistry, biochemistry, molecular biology and synthetic peptides, the Company is able to offer a broad range of products and to support such product offerings with both a high level of scientific content in its catalogs and knowledgeable technical support personnel. The Company regularly interacts with a network of scientific advisers within the life sciences research industry including its four member Technology Council, members of academic institutions with which the Company collaborates, as well as its customers. These interactions have enabled the Company to identify the specialized needs of researchers in several emerging fields of life sciences research and to provide innovative product solutions to facilitate research in these targeted areas.

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

PRODUCTS

  The Company sells over 9,300 products represented by over 17,000 stock keeping units (SKUs). Through the ongoing efforts of its scientific and technical staff, its contacts with researchers in academic and commercial research laboratories and its open dialogue with scientific advisers, the Company continually adds new products to its product offerings.

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

 Resins and Linkers  . . . . . . . . . . . . .       Includes tentagel and polystyrene resins, together with a variety of trityl linkers.

 Molecular biology reagents  . . . . . . . . .       Includes cloning systems, expression systems, protein detection and purification reagents and transcription/translation reagents and PCR sequencing products.

  The Company's products are marketed through five brands, each targeting different segments of life sciences research, although some overlap exists between the markets and products of each brand.

   - Calbiochem. Calbiochem brand products target the immunology, cell biology and biochemistry segments of life sciences research. Calbiochem has been providing research products for over 40 years and is a well-recognized name in the life sciences research industry.

   - Novabiochem. The Company's Novabiochem brand covers products for the biochemistry and peptide chemistry segments of life sciences research. Novabiochem brand products have been offered since 1986.

   - Oncogene Research Products. The Company identifies Oncogene Research Products as a brand of CN Biosciences. These products target the immunology and molecular biology segments of life sciences research.

   - Clinalfa. The Company's Clinalfa brand offers biologically active peptides and related biological products for use in limited human trials for research purposes. Clinalfa products are distributed principally in Europe.

   - Novagen. The Company's recently acquired Novagen brand offers protein expression systems, PCR cloning systems, protein detection and purification systems, and other areas of molecular biology research.

In addition to sales of its core products in standard laboratory quantity sizes (generally from 100 nanograms to as large as 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) generally at discounts from catalog prices.

PRODUCT POSITIONING AND MARKETING

  The Company's products are principally sold through its four general and six specialty catalogs. The Company also periodically distributes a number of other publications to supplement its catalogs. The following table identifies each of the Company's catalogs and gives the most recent publication dates, the approximate number of copies published, the approximate number of products included, the principal product focus and the brand names featured:


                               SUMMARY OF CATALOGS

                                                    NUMBER OF       APPROXIMATE
                                                     CATALOGS        NUMBER OF       PRINCIPAL PRODUCT
     CATALOGS                LAST PUBLISHED         PUBLISHED        PRODUCTS               FOCUS                  BRAND NAMES
 -------------------       ------------------      ------------    ------------      -------------------         ---------------
 GENERAL
   Calbiochem              First Quarter 1998       170,000           4,100          Biochemicals and            - Calbiochem
                                                                                     Immunochemicals             - Novabiochem
                                                                                                                 - Oncogene
                                                                                                                    Research
                                                                                                                    Products

   Novabiochem             Third Quarter 1996        58,000           2,100          Peptides, Boc and           - Novabiochem
                                                                                     Fmoc Amino Acids and
                                                                                     Peptide Synthesis
                                                                                     Reagents

   Oncogene Research       Fourth Quarter 1996       80,000            865           Antibodies, Markers,        - Oncogene
     Products                                                                        Reagents and Kits              Research
                                                                                                                    Products

   Novagen                 Second Quarter 1997       50,000            600           Protein expression          - Novagen
                                                                                     systems

 SPECIALTY
   Signal Transduction     Third Quarter 1997       100,000           2,100          G Proteins, Kinases,        - Calbiochem
                                                                                     Nitric Oxide, Calcium       - Novabiochem
                                                                                     Metabolism and p53          - Oncogene
                                                                                                                    Research
                                                                                                                    Products

   Apoptosis               Third Quarter 1997        60,000            600           Antibodies, Assays,         - Calbiochem
                                                                                     ELISAs, Kits and            - Oncogene
                                                                                     Reagents                       Research
                                                                                                                    Products

   Combinatorial           First Quarter 1998        20,000            250           Resins, Linkers, Fmoc       - Novabiochem
     Chemistry                                                                       Amino Acids and
                                                                                     Peptide Synthesis
                                                                                     Reagents

   Clinalfa                First Quarter 1996         8,000            40            Biologically Active         - Clinalfa
                                                                                     Peptides

   Neurosciences           First Quarter 1998        65,000           800            Neuroimmunology             - Calbiochem
                                                                                                                 - Oncogene
                                                                                                                    Research
                                                                                                                    Products


  General Catalogs

  The Company utilizes general catalogs summarizing the complete product offerings under each of its principal brands to reach a broad audience of life sciences research scientists. The following is a brief summary of each of the Company's four general catalogs:

  - Calbiochem General Catalog. The Calbiochem general catalog has been published since 1954. The most recent catalog, published in the first quarter of 1998, summarizes the Company's offering of approximately 4,100 biochemicals and immunochemicals, including more than 1,000 products new to the catalog. Approximately 170,000 copies of the most recent edition of the catalog have been published. The Calbiochem general catalog combines Calbiochem brand products, along with selected

    Oncogene Research Products and Novabiochem brand products, to provide a broad offering to research scientists. Important product categories contained in this catalog include G-proteins, calcium metabolism, protein kinases, nitric oxide and protein phosphates.

  - Novabiochem General Catalog. The Novabiochem general catalog summarizes the Company's 2,100 item product offering of resins, amino acid derivatives and reagents for peptide synthesis, as well as biologically active peptides and enzyme substrates and inhibitors. Published since 1986, 58,000 copies of the newest edition of the Novabiochem general catalog were published in the third quarter of 1996. The catalog includes unique "synthesis notes" prepared by the Company which provide a comprehensive and current review of solid phase peptide synthesis methodology.

  - Oncogene Research Products General Catalog. Approximately 865 products are included in this catalog which focuses primarily on scientific research in the areas of cancer, heart disease, signal transduction and neurobiology. Approximately 80,000 copies of the most recent version of this catalog were published in the fourth quarter of 1996. Key products in the catalog include antibodies, assays, kits, peptides and probes.

  - Novagen General Catalog. Approximately 600 products are included in this catalog which focuses primarily on protein expression systems. Approximately 50,000 copies of the most recent version of this catalog were published in the second quarter of 1997. Key products in the catalog include cloning systems, expression systems, transcription/translation products, detection/ purification products, PCR/sequencing products and molecular size markers.

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

  - Signal Transduction Specialty Catalog. Approximately 2,100 products from the Calbiochem, Novabiochem and Oncogene Research Products brands have been integrated into this specialty catalog which addresses the needs of researchers doing work in signal transduction. Approximately 100,000 copies of the Company's fourth edition of this catalog were published in the third quarter of 1997 which contained over 700 products new to the catalog. Over the past several years, the level of signal transduction research has grown as scientists in many disciplines have increasingly focused on the impact on their research of both intercellular and intracellular communication. In addition to detailed product listings, the catalog provides literature reviews, product structures, molecular weights, application comments, technical protocols and comparative tables of use to many signal transduction researchers.

  - Apoptosis Specialty Catalog. This specialty catalogs focuses on research in the area of apoptosis. Apoptosis, or "programmed cell death," is a process whereby various stimuli activate a genetic program to implement a specific series of events that culminate in the death and efficient disposal of a cell with minimal damage to surrounding cells or tissue. Apoptosis is essential for normal development of cells, and disruption to the apoptotic process can lead to a spectrum of defects thought by some researchers to be important to various diseases including cancer, AIDS and Alzheimer's. The potential for drugs that modulate the regulation of apoptosis provides a new and growing opportunity for the treatment of many disease states, and the Company anticipates continued growth in this area of research. The updated catalog, published in the third quarter of 1997, combines existing Calbiochem and Oncogene Research Products brand products with newly developed, innovative products focused on addressing this new and growing area of scientific research. Approximately 60,000 copies of the Apoptosis specialty catalog have been published. The catalog includes extensive literature citations, materials and methods, information and scientific diagrams to assist the researcher working in this relatively new field of study.

  - Combinatorial Chemistry Specialty Catalog. Combinatorial chemistry has emerged as a powerful new tool used by pharmaceutical companies in the drug discovery process. In the first quarter of 1998, the Company published the most recent edition of its Combinatorial Chemistry catalog. This catalog, 20,000 copies of which have been published, provides approximately 250 products focused primarily on solid supports, condensation reagents, resins and linkers of interest to companies utilizing combinatorial chemistry techniques.

  - Clinalfa Specialty Catalog. This catalog contains Clinalfa brand products which capitalize upon existing strengths in the Company's manufacturing capabilities to provide a selection of ultra-pure peptides of interest to a specialized group of researchers focused on human clinical research applications, principally in the European market. Approximately 8,000 copies of the most recent Clinalfa specialty catalog have been published. The Company's Clinalfa brand product offering is produced under appropriate good manufacturing practices ("GMP") which meet the requirements of government regulations and its clinical research customers in this area.

  - Neurosciences. The Company's newest specialty catalog contains over 800 products from both the Calbiochem and Oncogene Research Products brands and addresses the needs of neuroimmunologists and those studying neurological disease disorders. Approximately 65,000 catalogs were printed with distribution beginning in the first quarter of 1998.

  Other Publications

  In addition to its general and specialty catalogs, the Company utilizes its internal staff in developing and distributing a variety of supporting publications designed to highlight its new products and target specific market segments with selected product offerings. These publications include:

  - Biologics. The Calbiochem brand general biochemical and immunochemical newsletter is published two to three times per year and is distributed to the entire Calbiochem mailing list, including biochemists, neurobiologists, biologists and immunologists. This broad- based publication introduces new product offerings under the Calbiochem brand (including inhibitors, enzymes and detergents) and also includes updated scientific articles and references.

  - Flagship Brochures. The Company's Flagship Brochures present the complete product line of five areas within signal transduction that the Company has singled out for special market emphasis, comprised of protein kinases, calcium metabolism, G-proteins, nitric oxide and protein phosphatases. The first of these brochures was introduced by the Company in October 1995.

  - Technical Bulletins. The Company maintains more than 50 Technical Bulletins relating to Calbiochem brand products. These are two to six page publications that focus on specific products and product lines, including detergents, protease inhibitors, lipoproteins and ionophores. These publications are used for targeted direct mailings as well as for distribution at trade shows, scientific conferences and exhibitions.

  - Letters, Innovations and Technical Notes. These are an interrelated trio of support publications for Novabiochem brand products and are distributed to customers interested in peptide synthesis and combinatorial chemistry. Letters is published two to three times per year to inform customers of the Company's new and innovative products being developed for use in their drug discovery programs. Each edition features new linkers, resins and amino acid derivative products useful for a variety of peptide and small molecule synthesis techniques. Innovations is published four to six times per year and provides a much more expansive description of the products introduced in Letters. It includes procedures for new product use along with up-to-date literature references. Novabiochem Technical

    Notes are released one or two times per year and are based on the most recent techniques used in solid phase peptide synthesis or solid phase organic synthesis. Novabiochem Technical Notes contain detailed descriptions, explanations and suggestions for using certain Novabiochem brand products.

  - Oncogene Research Products Publications. Oncogene Research Product brand's New Product Guide is published one to two times per year and is widely distributed to researchers studying cell cycle, cell proliferation, apoptosis and signal transduction as well as to Oncogene Research Products customers studying heart disease and metastasis, tumor suppressor genes and neurosciences. A variety of applications brochures and mailers focusing on the Oncogene Research Products brand are distributed six to eight times per year, focusing on various new and existing product portfolios applicable to select market segments, including proteases, apoptosis kits, cdk1 and ELISAs.

DEVELOPMENT OF NEW PRODUCTS

  The Company conducts its research and development at its technology centers in San Diego, California, Cambridge, Massachusetts, Madison, Wisconsin, and Laufelfingen, Switzerland. The Company's research scientists internally develop new products, source new products from third parties and refine manufacturing techniques for existing products. The Company introduced over 700 new products in 1996 and introduced over 2,300 new products, including over 600 products introduced as a result of the acquisition of Novagen, in 1997. The Company's historical experience indicates that a significant number of its products have relatively long life cycles, often in excess of five years. The Company identifies potential new products from many sources, including through customer input, its Technology Council and extensive network of scientific advisers, review of selected scientific literature, established relationships with research institutes and universities and participation in industry trade shows.

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

  The Company directly distributes its catalogs and supporting publications using its proprietary database containing profiles of more than 100,000 research scientists and institutions. The Company believes that a substantial portion of its revenue represents sales to repeat customers. During 1997, the Company sold products to more than 8,700 accounts, with more than 74% of these customers making purchases multiple times during the year. The Company also selectively mails catalogs and other publications to potential customers, information about whom is obtained from trade shows, responses to Company advertisements, foreign distributors and sales representatives, and the Company's home pages on the Internet. The Company also advertises its catalogs in scientific journals, publicizes them at industry trade shows and other scientific functions and utilizes its network of sales representatives, distributors and industry contacts to attract additional potential customers whose profiles can then be added to the Company's database.

  Sales Offices and Customer Service Representatives. In addition to its San Diego headquarters, the Company maintains sales and customer support offices in Cambridge, Massachusetts, Madison, Wisconsin, Switzerland, the United Kingdom, Germany, Australia and Japan. The Company's staff of 22 customer service representatives receive telephone orders directly from customers. The customer service representatives utilize a computerized data-entry system which enables them to immediately access detailed customer and product information, quote prices and check product availability. The Company has the ability to process standing orders and to schedule periodic shipments according to the needs of its customers. Orders are also submitted by mail and fax. Standard payment terms are net 30 days, but the Company also accepts Visa, MasterCard and American Express. The Company employs a limited sales force of 7 individuals, principally in the United States and Europe, and has a network of over 50 independent foreign distributors who resell the Company's products to their customers in selected markets.

  Technical Support. The Company employs a staff of 15 technical service specialists throughout its worldwide locations who are available during business hours to consult with research scientists concerning the use of the Company's products. These service specialists (11 of which hold Ph.D.s) are actively involved in the development and are knowledgeable about the use of the Company's products. Technical support is also available through the Company's foreign sales offices and distributors.

  Internet. The Company maintains home pages on the Internet for the Calbiochem, Novabiochem, Oncogene Research Products and Novagen brands with information about the Company and its products and catalogs. The Company believes that the Internet may become an increasingly important channel of customer communication and intends to further develop its Internet presence to keep pace with changes in technology and the market for its products.

CUSTOMERS

  During 1997, the Company sold products to over 8,700 accounts including individual research scientists, institutions, companies and distributors worldwide. No single account exceeded 10% of the Company's total sales for the year ended December 31, 1997. The Company maintains extensive local databases of current and potential customers which are utilized for targeted mailings of catalogs and other publications. Selected customers of the Company include research scientists at:

                                                                                     GOVERNMENT AND OTHER
      PHARMACEUTICAL            BIOTECHNOLOGY              ACADEMIC                 RESEARCH INSTITUTIONS
 -------------------       ------------------        ---------------------        -------------------------
 Abbott Laboratories       Amgen                     Columbia University          Dana Farber Cancer Institute
 Eli Lilly and Company     Biogen Incorporated       Harvard University           Food and Drug Administration
 GlaxoWellcome             Chiron Corporation        Johns Hopkins University     Massachusetts General Hospital
 Merck & Company           Genentech Incorporated    University of California     Mayo Clinic
 Pfizer, Inc.              Genetics Institute        University of Michigan       National Institutes of Health
 SmithKline Beecham        Genzyme                   University of Pennsylvania   The Scripps Research Institute

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

MANUFACTURING AND QUALITY ASSURANCE

  The Company has manufacturing facilities in San Diego, California, Cambridge, Massachusetts, Madison, Wisconsin and Laufelfingen, Switzerland. All products are distributed from either the Company's North American distribution center in San Diego or the Company's European distribution center in Nottingham, U.K. For the twelve-month period ended December 31, 1997, the Company's level of total outstanding product backorders averaged approximately $386,000, calculated by averaging backorder amounts at each month end during the period. The Company ships products in accordance with customer requests, generally next-day or second-day delivery, using principally United Parcel Service and Federal Express. Based on the Company's monthly shipping statistics, over 99% of customer orders are accurately fulfilled.

  The Company produces products through its internal manufacturing process and selective sourcing of additional products that can be more cost effectively included in the product offering by purchasing from outside suppliers. Initial batches of externally sourced products may be subject to inspection by the Company's quality control personnel, and subsequent purchases are monitored to ensure consistent quality of supply. In substantially all cases, members of the Company's scientific staff have physically visited the manufacturing facility of suppliers from whom the Company purchases sourced product. In addition, periodic inspections of supplier facilities may be performed in connection with the Company's supplier management process. Based upon 1997 sales data, approximately 57% of the Company's sales were derived from internally manufactured products. The level of manufacturing content in individual products produced internally varies depending upon the state of raw materials purchased. In some cases, such as the production of peptides, internally synthesized biochemicals and antibodies, assays and kits produced at the Company's Cambridge, Massachusetts facility, the entire manufacturing process is controlled by the

Company. In other cases, it is more cost effective for the Company to purchase materials in various states of completion and provide "value- added" manufacturing processes such as purification, lyophilization and subdivision/packaging prior to delivery to customers.

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

  The Company utilizes an Oracle-based relational database system to manage substantially all operations of the Company's U.S. and international locations. The Company's U.S., U.K., German and Swiss operations are part of a network that is linked together through the use of leased phone lines with back-up capabilities. The Company's information systems provide integrated on-line automation of major business operations including purchasing, receiving, production planning, inventory management, manufacturing, quality control, order entry, shipping, sales analysis and all financial systems. This system allows the Company to enter orders for any product brand from any of its networked locations, and provides for invoicing of customers in any of the currencies quoted in the various product catalogs. In addition, the Company has an integrated software interface between the primary information system and the computer software which organizes products to be picked from the automated fulfillment system maintained at the Company's North American distribution center in San Diego, California as well as the Company's European distribution center in Nottingham, UK.

COMPETITION

  The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation ("Sigma-Aldrich") and Boehringer Mannheim GmbH ("Boehringer") (which entered into an agreement to be acquired by F. Hoffman-La Roche AG in May 1997), offer a broad range of equipment, laboratory supplies and products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from a particular academic institution or pharmaceutical or biotechnology company. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

  The Company's products are generally sold for non-human research purposes and do not subject the Company to the regulatory requirements of the U.S. Food and Drug Administration (the "FDA"). In certain limited situations, the Company's Clinalfa products are sold to U.S. customers involved in limited human clinical research which requires that the Company's customer obtain FDA approval of an Investigational New Drug application (IND). Products sold to such customers are produced by the Company at its Swiss manufacturing facilities in material compliance with appropriate Good Manufacturing Practices ("GMPs"). Clinalfa products supplied to non-U.S. customers for similar human clinical research are also subject to applicable regulatory requirements and production is also done in material compliance with appropriate GMPs.

  In the fall of 1996, the Company became aware of regulations requiring the issuance of export licenses for the exportation of certain neurotoxins in its product line. The products involved represented 30 of the approximately 7,000 products offered by the Company at that time and accounted in each of the three years ended December 31, 1996 for approximately $150,000 in sales. Upon becoming aware of these regulations, the Company immediately ceased the exportation of these toxins, began the process of applying for the appropriate export licenses and made a voluntary self disclosure to the U.S. Department of Commerce ("DOC") regarding its prior exports of these products. The Company has cooperated fully in the investigation regarding these exports and understands that the DOC is now in the process of considering what action should be taken with respect to the results of this investigation. The Company may be subject to the payment of penalties for its failure to have obtained such licenses in the past, but, based upon discussions with the DOC and published reports regarding similar violations by other companies, the Company does not believe that such penalties, if levied, will have a material adverse effect on the Company.

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

  A number of the Company's products, including Oncogene Research Products antibodies, are manufactured under license agreements which provide for payment of royalties based upon the product's sales. As of December 31, 1997, the Company had in excess of 700 license agreements which provided for royalty payments generally ranging from 5% to 7% of net sales of such products. During the years ended December 31, 1995, 1996 and 1997, the Company expensed an aggregate of $112,000, $323,000 and $384,000, respectively, in connection with royalties owed pursuant to license agreements.

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

  The Company's significant registered trademarks are its Calbiochem, Novabiochem, Clinalfa and Novagen brand names. In connection with the Oncogene Research Products acquisition, OSI granted the Company the right to use the phrase "Oncogene Research Products" for a three-year period expiring in August 1998. In January 1997, this period was extended until August 2010. All new Oncogene Research Products promotional materials, including the Apoptosis specialty catalog, and all packaged products now identify Oncogene Research Products as a brand of CN Biosciences.

HUMAN RESOURCES

  As of December 31, 1997, the Company employed 264 persons on a full-time and part-time basis, including 48 employees who hold Ph.D.s. None of the Company's employees are covered by a collective bargaining agreement, and the Company considers relations with its employees to be good.

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

A significant portion of the Company's sales have been to research scientists, universities, government research laboratories, private foundations and other institutions whose funding is dependent on grants from government agencies such as the U.S. National Institutes of Health ("NIH") and similar domestic and international agencies. The funding associated with approved NIH grants generally becomes available at particular times of the year, as determined by the federal government, and may result in fluctuations in the Company's operating results. Although research funding has increased during the past several years, grants have, in the past, been frozen for extended periods or have otherwise become unavailable to various institutions, sometimes without advance notice. Furthermore, government proposals aiming to reduce or eliminate budgetary deficits have in the past included reduced allocations to the NIH and the other government agencies that fund research and development activities. If government funding, especially NIH grants, were to become unavailable to researchers for any extended period of time or if overall research funding were to decrease, there could be a material adverse effect on the Company's business, financial condition and results of operations.

Risks Inherent in Growth, Expansion and Acquisition Strategy. The Company has sought and will continue to seek growth in sales and profitability primarily through the internal development and acquisition of new product lines, additional customers and new businesses. A significant portion of the Company's historical revenue growth is attributable to internal product development, sourcing of third-party products and from its acquisition of the Oncogene Research Products business from OSI Pharmaceuticals, Inc., (formerly Oncogene Science, Inc.) a biopharmaceutical company. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including (i) the ability to internally develop products, (ii) the ability to identify and license products sourced from third parties, (iii) the ability to successfully position and market its products,
(iv) the ability to identify and consummate attractive acquisitions and (v) the ability to integrate new businesses, facilities and personnel into existing operations. If the Company is unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition and results of operations.

The Company competes for acquisition and expansion opportunities with other companies that have significantly greater financial and other resources than those of the Company. There can be no assurance that suitable acquisition or investment opportunities will be identified, consummated, or, if consummated, integrated successfully and profitably into the Company's operations. Moreover, there can be no assurance that the Company's historic rate of growth or expansion will continue, or that further growth or expansion will result in continued profitability. The Company successfully completed the purchase of Novagen, Inc. in December 1997. Although management expects to be able to integrate the business activities of Novagen into its existing marketing and distribution facilities and to gain synergies and growth, there can be no assurance that such integration will be successful or that sales and profits will increase. If the Company is unable to integrate Novagen, there could be a material adverse effect on the Company's business financial condition and results of operations.

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

Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation and Boehringer Mannheim GmbH (which entered into an agreement to be acquired by F. Hoffman-La Roche AG in May 1997), offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 17.5% of net sales during the year ended December 31, 1997, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations.

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

Uncertainty of Future Operating Results. Although the Company had net income for 1995 and 1996, the Company incurred a net loss for the year ended December 31, 1997. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable.

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

Risk of Patent Infringement. Because of the breadth of the Company's product offerings and ambiguities in intellectual property law, the Company periodically receives in the ordinary course of business notices of potential infringement of patents held by others. Although the Company historically has been able to satisfactorily resolve such claims and believes that any outstanding claims will be satisfactorily resolved, there can be no assurance that the Company may not be forced to discontinue the sale of one or more of its products, some or all of which could be material. Additionally, the Company believes that the molecular biology area, in which Novagen, its newly acquired brand, competes, has a higher incidence of involvement in patent disputes. As the Company develops product offerings focused on certain niche research markets, intellectual property rights of the Company or others related to such markets may become increasingly important, and the Company's failure to obtain and retain such rights may have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risk Relating to the Influence of the Internet on Marketing and Catalogs. The Internet has begun to change marketing patterns in a wide variety of industries. The high degree of personal computer usage within scientific research organizations may lead to entirely new methods of marketing and sales of research products. While the Company has established home pages on the Internet for the Calbiochem, Novabiochem, Oncogene Research Products and Novagen brands, the Company may not be able to keep pace with the rate of change in its markets brought about by the Internet and may invest in catalogs or Internet-based projects which future changes may render obsolete.

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

Holding Company Structure. The Company is a holding company, the principal assets of which are certain cash balances and the capital stock of its subsidiaries, and has no independent means of generating operating revenues. As a holding company, the Company depends primarily on dividends and other permitted payments from its subsidiaries, including its international subsidiaries, to meet its cash needs. The Company maintains cash balances at its various subsidiaries adequate to support local operations. The amount of foreign-sourced earnings to be repatriated to the United States is determined based upon foreign entity capitalization, local cash needs, local and U.S. tax implications and requirements for cash in the U.S. operations.

Substantial Influence of Principal Stockholder. The Company's principal stockholder, Warburg, Pincus Investors, L.P. ("Warburg") beneficially owned approximately 40% of the Company's Common Stock, par value $.01 per share (the "Common Stock"), as of February 10, 1998. Because of such ownership, Warburg has substantial influence over the election of all members of the Board of Directors and corporate actions requiring stockholder approval. Additionally, pursuant to an agreement with the Company, Warburg has certain rights to nominate directors as long as it continues to own specified percentages of the outstanding shares of Common Stock.

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

  The Company leases approximately 10,000 square feet of space in Cambridge, Massachusetts for use as a technology center (including manufacturing facilities) for the Oncogene Research Products brand. Such space is subleased from OSI pursuant to a sublease agreement expiring in August 1998. The sublease has been renewed for a one year term through August 1999, and may be further renewed, at the Company's option, for additional one-year terms through 2003. In connection with the OSI sublease, the Company entered into a Shared Services Agreement which provides that OSI will share certain building facilities with the Company, in exchange for the Company's contributing to the costs of such shared facilities. The Company also leases approximately 3,000 square feet of additional laboratory space in Cambridge under a three-year lease which expires in 1999. Currently, the Company is negotiating for new space in the metropolitan Cambridge area, with anticipated occupancy in late 1999.

  The Company leases approximately 18,000 square feet of space in Madison, Wisconsin for use as a technology center (including manufacturing facilities) for the Novagen brand. The lease expires in December 2001 and may be renewed for one five-year term at the option of the Company.


  The Company leases approximately 7,500 square feet of space in Nottingham, U.K., for use as its European distribution center and a sales office under a lease expiring in February 2009. The Company leases approximately 2,400 square meters of space in Laufelfingen, Switzerland. The Novabiochem brand technology center (including manufacturing facilities) occupies 1,800 square meters of this space under a lease expiring in June 2004. The remaining approximately 600 square meters, of which 200 square meters have been unoccupied since the restructuring of the Company's Swiss operations in 1993, is under lease until June 2000. The Company also rents space for sales offices in Australia, Japan and Germany on a short-term basis.

  The Company believes that its properties are generally in good condition, are well maintained, and are suitable and adequate to carry on its business.


ITEM 3.  LEGAL PROCEEDINGS

  The Company is not currently a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Information with respect to market information, holders and dividends is incorporated by reference from the information under the captions "Stock Listing" and "Price Range of Common Stock" on the inside back cover page of the Registrant's 1997 Annual Report to Stockholders (the "1997 Annual Report"). As of February 10, 1998 there were approximately 600 beneficial owners of the Company's Common Stock.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

  Incorporated by reference from page 13 of the 1997 Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Incorporated by reference from pages 14 through 20, inclusive, of the 1997 Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Not required.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Consolidated Financial Statements and Notes thereto as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997, appearing on pages 20 to 31, inclusive, of the 1997 Annual Report together with the report thereon of Ernst & Young LLP, dated February 27, 1998, appearing on page 32 thereof are incorporated by reference in this Annual Report on Form 10-K.

  Selected quarterly financial data is incorporated by reference from the information under the caption "Quarterly Results" on page 18 of the 1997 Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to the Company's directors and executive officers is incorporated by reference from the information under the captions "Nominees for Election as Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

  Information with respect to Executive Compensation is incorporated by reference to the information under the caption "Executive Compensation," including "Summary Compensation Table," "Aggregated 1997 Option Exercises and Fiscal Year-End Option Values," "Employment Agreements," "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" but excluding "Compensation Committee Report on Executive Compensation" and "Comparative Stock Price Performance Graph" in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to Security Ownership of Certain Beneficial Owners and Management is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" in the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to Certain Relationships and Related Transactions is incorporated by reference to the information under the caption "Certain Transactions" in the 1998 Proxy Statement.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
          1.   Financial Statements:
               Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997
               Consolidated Statements of Stockholders' Equity (Deficit) for
                  each of the three years in the period ended December 31, 1997
               Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
               Notes to Consolidated Financial Statements
               Report of Independent Auditors

          2.   Schedules:
               Schedule II - Valuation and Qualifying Accounts
               All other schedules have been omitted because they are not required.

          3.   Exhibits:

               EXHIBIT NO.                                                 DESCRIPTION
               -----------                                                 -----------
                2(a)*           Asset Purchase Agreement, dated as of June 26, 1995, by and among Oncogene
                                Science, Inc., Calbiochem-Novabiochem Corporation and Calbiochem-Novabiochem
                                International Inc.
                2(b)++          Stock Purchase Agreement, dated as of November 25, 1997, by and among CN Biosciences, Inc., as
                                Buyer, David W. Dubbell, Dennis Almond, Corrine Fetherston, Lisa Johnson, Robert Mierendorf,
                                Warren Kroeker, Barbara Morris, Robert Novy and Tom Van Oosbree, as Sellers, and Pel-Freez, Inc.
                3(a)**          Amended and Restated Certificate of Incorporation of the Registrant.
                3(b)**          Amended and Restated By-Laws of the Registrant.
                4*              Specimen of Registrant's Common Stock certificate.
               10(a)*           Agreement, dated as of March 1996, by and between Calbiochem-Novabiochem
                                International, Inc. and Amersham International plc.
               10(b)*           Agreement, dated as of August 29, 1996, by and among CN Biosciences, Inc.,
                                Warburg, Pincus Investors, L.P., ABS MB (C-N) Limited Partnership, Stelios B.
                                Papadopoulos, John T. Snow and Ben Matzilevich.
               10(c)(i)*        Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                                and Calbiochem Corporation.
               10(c)(ii)*       First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of
                                February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(c)(iii)*      Second Amendment, dated as of September 14, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(c)(iv)*       Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of
                                February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(d)*           Sublease Agreement, dated as of August 2, 1995, by and between Oncogene
                                Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(e)*           Sublease Agreement, dated as of July 1996, by and between
                                Calbiochem-Novabiochem Corporation and DataWorks Corporation.
               10(f)(i)*        Registration Rights Agreement, dated as of March 13, 1992, by and among
                                Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.
               10(f)(ii)*       Amendment Agreement, dated as of January 4, 1993, among Warburg, Pincus
                                Investors, L.P., ABS MB (C-N) Limited Partnership, Richard Slansky, John T.
                                Snow, Georges Chappuis, Calbiochem-Novabiochem International, Inc. and Stelios
                                B. Papadopoulos.
               10(g)(i)*        Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene
                                Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(ii)*       Trademark License Agreement, dated as of August 2, 1995, by and between
                                Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(iii)*      Sublicense Agreement, dated as of August 2, 1995, by and between Oncogene
                                Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(iv)*       Shared Intellectual Property License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(v)b        Letter Agreement, dated January 21, 1997, by and between Oncogene Science, Inc. and Calbiochem-
                                Novabiochem Corporation.

               10(h)*           Letter Agreement, dated June 9, 1995, by and between Calbiochem-Novabiochem
                                International, Inc. and Richard B. Slansky.
               10(i)*           Form of Director Indemnification Agreement.
               10(j)*           Form of Officer Indemnification Agreement.
               10(k)b#          CN Biosciences, Inc. Second Amended and Restated 1992 Stock Option Plan, including
                                Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option
                                Agreement.
               10(l)(i)*#       Employment Agreement, dated as of January 1, 1996, between
                                Calbiochem-Novabiochem International, Inc. and Stelios B. Papadopoulos.
               10(l)(ii)b#      Amendment to Employment Agreement, dated as of February 27, 1997, by and between CN Biosciences,
                                Inc. and Stelios B. Papadopoulos.
               10(l)(iii)#      Employment Agreement, dated as of January 4, 1998, by and between CN Biosciences, Inc. and Stelios
                                B. Papadopoulos.
               10(m)(i)*#       Employment Agreement, dated as of February 23, 1996, between
                                Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(ii)*#      Secured Recourse Promissory Note, dated January 31, 1996, issued to Calbiochem-
                                Novabiochem International, Inc. by Ben Matzilevich.
               10(m)(iii)*#     Restricted Stock Purchase Agreement, dated as of January 31, 1996, between
                                Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(iv)*#      Loan and Pledge Agreement, dated as of January 31, 1996 by and between
                                Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(v)b#       Severance Agreement, dated as of February 27, 1997, by and between CN Biosciences, Inc. and James
                                G. Stewart.
               10(m)(vi)b#      Severance Agreement, dated as of February 27, 1997, by and between CN Biosciences, Inc. and
                                Douglas J. Greenwold.
               10(m)(vii)b#     Severance Agreement, dated as of Feburary 27, 1997, by and between CN Biosciences, Inc. and John
                                T. Snow.
               10(m)(viii)b#    Amendment to Employment Agreement, dated as of February 27, 1997, by and between CN Biosciences,
                                Inc. and Ben Matzilevich.
               10(m)(ix)#       Employment Agreeement, dated as of March 10, 1998, by and between CN Biosciences, Inc. and Ben
                                Matzilevich.
               10(n)(i)*        Loan and Security Agreement, dated July 28, 1995 (including schedule), by and between Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
               10(n)(ii)*       Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                Corporation and Silicon Valley Bank.
               10(n)(iii)*      Collateral Assignment, Patent Mortgage and Security Agreement, dated July 28,
                                1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley
                                Bank.
               10(n)(iv)*       Security Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                International, Inc. and Silicon Valley Bank.
               10(n)(v)*        Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                International, Inc. and Silicon Valley Bank.
               10(n)(vi)*       Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                                Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
               10(n)(vii)*      Pledge Agreement, dated July 27, 1995, by and between Calbiochem-Novabiochem AG and Silicon Valley Bank.
               10(n)(viii)*     Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                                Calbiochem-Novabiochem AG and Silicon Valley Bank.
               10(n)(ix)*       Subordination Agreement, dated July 28, 1995, by and among
                                Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem International, Inc. and Silicon Valley
                                Bank.
               10(n)(x)*        Antidilution Agreement, dated July 28, 1995, by and between
                                Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
               10(n)(xi)*       Warrant to Purchase Stock, dated July 28, 1995, by and between
                                Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
               10(n)(xii)*      Amendment to Loan Agreement, dated November 22, 1995, by and between Silicon
                                Valley Bank and Calbiochem-Novabiochem Corporation.
               10(n)(xiii)*     Amendment to Loan Agreement, dated January 24, 1996, by and between Silicon
                                Valley Bank and Calbiochem-Novabiochem Corporation.
               10(n)(xiv)*      Amendment to Loan Agreement, dated June 27, 1996, by and between Silicon Valley
                                Bank and Calbiochem-Novabiochem Corporation.
               10(n)(xv)*       Schedule to Loan and Security Agreement, dated June 27, 1996, by and between
                                Silicon Valley Bank and Calbiochem-Novabiochem Corporation.
               10(n)(xvi)**     Letter Agreement, dated September 30, 1996, by and between
                                Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                                Calbiochem-Novabiochem AG and Silicon Valley Bank.
               10(n)(xvii)**    Amendment to Loan Agreement, dated September 30, 1996, between Calbiochem-
                                Novabiochem Corporation and Silicon Valley Bank.
               10(n)(xviii)**   Amendment to Loan Agreement, dated October 2, 1996, between
                                Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
               10(n)(xix)a      Amendment to Loan Agreement, dated April 4, 1997, by and between Silicon Valley Bank and
                                Calbiochem-Novabiochem Corporation.
               10(n)(xx)aa      Amendment to Loan Agreement, dated June 27, 1997, by and between Silicon Valley Bank and
                                Calbiochem-Novabiochem Corporation.

               10(n)(xxi)aa     Schedule to Loan and Security Agreement, dated June 27, 1997, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.
               10(n)(xxii)      Amendment to Loan Agreement dated December 22, 1997, by and between Silicon Valley Bank and
                                Calbiochem-Novabiochem Corporation.
               10(o)(i)*        Real Property Leasing Contract, dated February 6, 1984, between LISCA Leasing
                                AG and Calbiochem-Novabiochem AG (formerly Novabiochem AG), as amended on
                                January 25, 1990, November 9, 1993 and July 5, 1994.
               10(o)(ii)*       Lease Contract, dated April 3, 1990, between Balit AG and
                                Calbiochem-Novabiochem AG (formerly Novabiochem AG, as successor by merger to
                                Protogen AG)(together with Addendum No. 1), as amended by Letter Agreement, dated January 10, 1992.
               10(p)*           Lease, dated February 1994, between Wilson Bowden Properties Limited and
                                Calbiochem-Novabiochem (U.K.) Limited.
               10(q)*           Consulting Agreement, dated March 26, 1996, between Calbiochem-Novabiochem
                                Corporation and Robert A. Weinberg, Ph.D.
               10(r)*           Letter Agreement, dated November 11, 1993, between Calbiochem-Novabiochem
                                International, Inc. and Doug Greenwold.
               10(s)*           Letter Agreement, dated July 15, 1994, between Calbiochem-Novabiochem
                                International, Inc. and Dr. John T. Snow.
               10(t)*           Letter Agreement, dated May 26, 1995, between Calbiochem-Novabiochem
                                International, Inc. and James G. Stewart.
               10(u)*           Consulting Arrangement, dated October 3, 1995, between Calbiochem-Novabiochem
                                International, Inc. and Robert E. McGill, III.
               10(v)(i)         Lease agreement dated December 5, 1996 by and between University Science
                                Center Partnership and Novagen, Inc.
               10(v)(ii)        Amendment to Lease dated December 5, 1996 by and between University Science
                                Center Partnership and Novagen, Inc.
               10(v)(iii)       Amendment to Lease dated December 29, 1997 by and between University
                                Research Park Facilities Corp., and Novagen, Inc.
               11               Computation of Earnings per Share.
               13               Portions of 1997 Annual Report to Stockholders
               21               Subsidiaries of the Registrant.
               23               Consent of Ernst & Young LLP.
               27               Financial Data Schedule.
               ----------

               * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-8335).

               ** Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281).

               ++ Incorporated by reference to Amendment No. 1 to Registrant's Current Report on Form 8-K/A, filed by the Registrant on February 3, 1998 (File No. 000-21281).

               a Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 (File No. 000-21281).

               aa Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 1997 (File No. 000-21281).

               b Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-21281).

               # Indicates management contract or compensatory plan or arrangement required to be filed pursuant to item 14(c) of this report.

     (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CN BIOSCIENCES, INC.

                                         By:   /s/ JAMES G. STEWART
                                            -----------------------------------
                                               James G. Stewart
                                               Chief Financial Officer

Date:  March 12, 1998

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURES                                   TITLE                          DATE
           ----------                                   -----                          ----
 /s/ STELIOS B. PAPADOPOULOS                Chairman of the Board of Directors,    March 12, 1998
 ------------------------------------       Chief Executive Officer and
 Stelios B. Papadopoulos                    President (Principal executive
                                            officer)

 /s/ JAMES G. STEWART                       Vice President, Chief Financial        March 12, 1998
 ------------------------------------       Officer and Secretary (Principal
 James G. Stewart                           financial and accounting officer)

 /s/ RICHARD A. LERNER                              Director                       March 12, 1998
 ------------------------------------
 Richard A. Lerner

 /s/ JOSEPH P. LANDY                                Director                       March 12, 1998
 ------------------------------------
 Joseph P. Landy

 /s/ S. JOSHUA LEWIS                                Director                       March 12, 1998
 ------------------------------------
 S. Joshua Lewis

 /s/ ROBERT E. MCGILL, III                          Director                       March 12, 1998
 ------------------------------------
 Robert E. McGill, III

                              CN BIOSCIENCES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (DOLLARS IN THOUSANDS)

                  (A)                              (B)                  (C)                    (D)             (E)
                                                                     ADDITIONS
                                                            ----------------------------
                                                BALANCE AT   CHARGED TO     CHARGED TO                     BALANCE AT
                                                BEGINNING    COSTS AND        OTHER                         END OF
       DESCRIPTION                              OF PERIOD    EXPENSES       ACCOUNTS(1)     DEDUCTIONS       PERIOD
       -----------                             -----------  -----------     ------------   ------------   ----------
Deducted from receivables:
  Allowance for doubtful accounts
     Year ended December 31, 1995 .........       $  589       $ (129)       $   51          $   39         $  472
     Year ended December 31, 1996 .........          472           10           (41)            100            341
     Year ended December 31, 1997 .........          341          125           (15)             78            373

Deducted from inventories:
  Reserve for excess and obsolete inventory
     Year ended December 31, 1995 .........        3,823          317           332             555          3,917
     Year ended December 31, 1996 .........        3,917          330          (195)            352          3,700
     Year ended December 31, 1997 .........        3,700          390          (211)             73          3,806

____________

(1) Represents amounts charged to foreign currency translation adjustment.

                                 EXHIBIT INDEX

               EXHIBIT NO.                                      DESCRIPTION                                     PAGE
               -----------                                      -----------                                     ----
                2(a)*        Asset Purchase Agreement, dated as of June 26, 1995, by and among Oncogene
                             Science, Inc., Calbiochem-Novabiochem Corporation and Calbiochem-Novabiochem
                             International Inc.
                2(b)++       Stock Purchase Agreement, dated as of November 25, 1997, by and among CN
                             Biosciences, Inc., as Buyer, David W. Dubbell, Dennis Almond, Corrine
                             Fetherston, Lisa Johnson, Robert Mierendorf, Warren Kroeker, Barbara Morris,
                             Robert Novy and Tom Van Oosbree, as Sellers, and Pel-Freez, Inc.
                3(a)**       Amended and Restated Certificate of Incorporation of the Registrant.
                3(b)**       Amended and Restated By-Laws of the Registrant.
                4*           Specimen of Registrant's Common Stock certificate.
               10(a)*        Agreement, dated as of March 1996, by and between Calbiochem-Novabiochem
                             International, Inc. and Amersham International plc.
               10(b)*        Agreement, dated as of August 29, 1996, by and among CN Biosciences, Inc.,
                             Warburg, Pincus Investors, L.P., ABS MB (C-N) Limited Partnership, Stelios B.
                             Papadopoulos, John T. Snow and Ben Matzilevich.
               10(c)(i)*     Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                             and Calbiochem Corporation.
               10(c)(ii)*    First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of
                             February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(c)(iii)*   Second Amendment, dated as of September 14, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(c)(iv)*    Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of
                             February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
               10(d)*        Sublease Agreement, dated as of August 2, 1995, by and between Oncogene
                             Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(e)*        Sublease Agreement, dated as of July 1996, by and between
                             Calbiochem-Novabiochem Corporation and DataWorks Corporation.
               10(f)(i)*     Registration Rights Agreement, dated as of March 13, 1992, by and among
                             Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.
               10(f)(ii)*    Amendment Agreement, dated as of January 4, 1993, among Warburg, Pincus
                             Investors, L.P., ABS MB (C-N) Limited Partnership, Richard Slansky, John T.
                             Snow, Georges Chappuis, Calbiochem-Novabiochem International, Inc. and Stelios
                             B. Papadopoulos.
               10(g)(i)*     Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene
                             Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(ii)*    Trademark License Agreement, dated as of August 2, 1995, by and between
                             Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(iii)*   Sublicense Agreement, dated as of August 2, 1995, by and between Oncogene
                             Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(iv)*    Shared Intellectual Property License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
               10(g)(v)b     Letter Agreement, dated January 21, 1997, by and between Oncogene Science, Inc.
                             and Calbiochem-Novabiochem Corporation.
               10(h)*        Letter Agreement, dated June 9, 1995, by and between Calbiochem-Novabiochem
                             International, Inc. and Richard B. Slansky.
               10(I)*        Form of Director Indemnification Agreement.
               10(j)*        Form of Officer Indemnification Agreement.
               10(k)b#       CN Biosciences, Inc. Second Amended and Restated 1992 Stock Option Plan,
                             including
                             Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option
                             Agreement.
               10(l)(i)*#    Employment Agreement, dated as of January 1, 1996, between
                             Calbiochem-Novabiochem International, Inc. and Stelios B. Papadopoulos.
               10(l)(ii)b#   Amendment to Employment Agreement, dated as of February 27, 1997, by and between
                             CN Biosciences, Inc. and Stelios B. Papadopoulos.
               10(l)(iii)#   Employment Agreement, dated as of January 4, 1998, by and between CN Biosciences,
                             Inc. and Stelios B. Papadopoulos.
               10(m)(i)*#    Employment Agreement, dated as of February 23, 1996, between
                             Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(ii)*#   Secured Recourse Promissory Note, dated January 31, 1996, issued to Calbiochem-
                             Novabiochem International, Inc. by Ben Matzilevich.
               10(m)(iii)*#  Restricted Stock Purchase Agreement, dated as of January 31, 1996, between
                             Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(iv)*#   Loan and Pledge Agreement, dated as of January 31, 1996 by and between
                             Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
               10(m)(v)b#    Severance Agreement, dated as of February 27, 1997, by and between CN
                             Biosciences, Inc. and James G. Stewart.
               10(m)(vi)b#   Severance Agreement, dated as of February 27, 1997, by and between CN
                             Biosciences, Inc. and Douglas J. Greenwold.
               10(m)(vii)b#  Severance Agreement, dated as of Feburary 27, 1997, by and between CN
                             Biosciences, Inc. and John T. Snow.

                  10(m)(viii)b#     Amendment to Employment Agreement, dated as ofFebruary 27, 1997, by and between CN
                                    Biosciences, Inc. and Ben Matzilevich.
                  10(m)(ix)#        Employment Agreement dated as of March 10, 1998, by and between CN Biosciences, Inc. and
                                    Ben Matzilevich
                  10(n)(i)*         Loan and Security Agreement, dated July 28, 1995 (including schedule), by and between Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
                  10(n)(ii)*        Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                    Corporation and Silicon Valley Bank.
                  10(n)(iii)*       Collateral Assignment, Patent Mortgage and Security Agreement, dated July 28,
                                    1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley
                                    Bank.
                  10(n)(iv)*        Security Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                    International, Inc. and Silicon Valley Bank.
                  10(n)(v)*         Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                                    International, Inc. and Silicon Valley Bank.
                  10(n)(vi)*        Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                                    Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
                  10(n)(vii)*       Pledge Agreement, dated July 27, 1995, by and between Calbiochem-Novabiochem AG and Silicon Valley Bank.
                  10(n)(viii)*      Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                                    Calbiochem-Novabiochem AG and Silicon Valley Bank.
                  10(n)(ix)*        Subordination Agreement, dated July 28, 1995, by and among
                                    Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem International, Inc. and Silicon
                                    Valley Bank.
                  10(n)(x)*         Antidilution Agreement, dated July 28, 1995, by and between
                                    Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
                  10(n)(xi)*        Warrant to Purchase Stock, dated July 28, 1995, by and between
                                    Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
                  10(n)(xii)*       Amendment to Loan Agreement, dated November 22, 1995, by and between Silicon
                                    Valley Bank and Calbiochem-Novabiochem Corporation.
                  10(n)(xiii)*      Amendment to Loan Agreement, dated January 24, 1996, by and between Silicon
                                    Valley Bank and Calbiochem-Novabiochem Corporation.
                  10(n)(xiv)*       Amendment to Loan Agreement, dated June 27, 1996, by and between Silicon Valley
                                    Bank and Calbiochem-Novabiochem Corporation.
                  10(n)(xv)*        Schedule to Loan and Security Agreement, dated June 27, 1996, by and between
                                    Silicon Valley Bank and Calbiochem-Novabiochem Corporation.
                  10(n)(xvi)**      Letter Agreement, dated September 30, 1996, by and between
                                    Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                                    Calbiochem-Novabiochem AG and Silicon Valley Bank.
                  10(n)(xvii)**     Amendment to Loan Agreement, dated September 30, 1996, between Calbiochem-
                                    Novabiochem Corporation and Silicon Valley Bank.
                  10(n)(xviii)**    Amendment to Loan Agreement, dated October 2, 1996, between
                                    Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
                  10(n)(xix)a       Amendment to Loan Agreement,dated April 4, 1997, by andbetween Silicon Valley Bank and
                                    Calbiochem-Novabiochem
                                    Corporation.
                  10(n)(xx)aa       Amendment to Loan Agreement, datedJune 27, 1997, by andbetween Silicon Valley Bankand
                                    Calbiochem-Novabiochem Corporation.
                  10(n)(xxi)aa      Schedule toLoan and Security Agreement,dated June 27, 1997,by and between Silicon ValleyBank and Calbiochem-Novabiochem Corporation.
                  10(n)(xxii)       Amendmentto LoanAgreement datedDecember 22, 1997,by and betweenSilicon ValleyBank and
                                    Calbiochem-Novabiochem Corporation.
                  10(o)(i)*         Real Property Leasing Contract, dated February 6, 1984, between LISCA Leasing
                                    AG and Calbiochem-Novabiochem AG (formerly Novabiochem AG), as amended on
                                    January 25, 1990, November 9, 1993 and July 5, 1994.
                  10(o)(ii)*        Lease Contract, dated April 3, 1990, between Balit AG and
                                    Calbiochem-Novabiochem AG (formerly Novabiochem AG, as successor by merger to
                                    Protogen AG)(together with Addendum No. 1), as amended by Letter Agreement, dated January 10, 1992.
                  10(p)*            Lease, dated February 1994, between Wilson Bowden Properties Limited and
                                    Calbiochem-Novabiochem (U.K.) Limited.
                  10(q)*            Consulting Agreement, dated March 26, 1996, between Calbiochem-Novabiochem
                                    Corporation and Robert A. Weinberg, Ph.D.
                  10(r)*            Letter Agreement, dated November 11, 1993, between Calbiochem-Novabiochem
                                    International, Inc. and Doug Greenwold.
                  10(s)*            Letter Agreement, dated July 15, 1994, between Calbiochem-Novabiochem
                                    International, Inc. and Dr. John T. Snow.
                  10(t)*            Letter Agreement, dated May 26, 1995, between Calbiochem-Novabiochem
                                    International, Inc. and James G. Stewart.
                  10(u)*            Consulting Arrangement, dated October 3, 1995, between Calbiochem-Novabiochem
                                    International, Inc. and Robert E. McGill, III.
                  10(v)(i)          Lease agreement dated December 5, 1996 by and between University Science
                                    Center Partnership and Novagen, Inc.
                  10(v)(ii)         Amendment to Lease dated December 5, 1996 by and between University Science
                                    Center Partnership and Novagen, Inc.
                  10(v)(iii)        Amendment to Lease dated December 29, 1997 by and between University
                                    Research Park Facilities Corp., and Novagen, Inc.
                  11                Computation of Earnings per Share.
                  13                Portions of 1997 Annual Report to Stockholders
                  21                Subsidiaries of the Registrant.

                  23                Consent of Ernst & Young LLP.
                  27                Financial Data Schedule.

                  _________________

                   * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-8335).

                   ** Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281).

                   ++ Incorporated by reference to Amendment No. 1 to Registrant's Current Report on Form 8-K/A, filed by the Registrant on February 3, 1998 (File No. 000-21281).

                   a Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 (File No. 000- 21281).

                   aa Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 1997 (File No. 000- 21281).

                   b Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-21281).

                   # Indicates management contract or compensatory plan or arrangement required to be filed pursuant to item 14(c) of this report.