Form 10-K405/A
period 1997-12-31
CN BIOSCIENCES INC
filed 1998-03-31
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-21281

                              CN BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                          33-0509785
           --------                                          ----------
           (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                    Identification No.)

           10394 PACIFIC CENTER COURT, SAN DIEGO, CA         92121
           -----------------------------------------         --------
           (Address of principal executive offices)          (Zip Code)

           Registrant's telephone number,
               including area code:                          (619) 450-5500
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

     2. Schedules:
        Schedule II - Valuation and Qualifying Accounts
        All other schedules have been omitted because they are not required.

     3. Exhibits:

          EXHIBIT NO.                                            DESCRIPTION
          -----------                                            -----------
           2(a)*           Asset Purchase Agreement, dated as of June 26, 1995, by and among Oncogene
                           Science, Inc., Calbiochem-Novabiochem Corporation and Calbiochem-Novabiochem
                           International Inc.
           2(b)++          Stock Purchase Agreement, dated as of November 25, 1997, by and among CN
                           Biosciences, Inc., as Buyer, David W. Dubbell, Dennis Almond, Corrine Fetherston,
                           Lisa Johnson, Robert Mierendorf, Warren Kroeker, Barbara Morris, Robert Novy and
                           Tom Van Oosbree, as Sellers, and Pel-Freez, Inc.
           3(a)**          Amended and Restated Certificate of Incorporation of the Registrant.
           3(b)**          Amended and Restated By-Laws of the Registrant.
           4*              Specimen of Registrant's Common Stock certificate.
          10(a)*           Agreement, dated as of March 1996, by and between Calbiochem-Novabiochem
                           International, Inc. and Amersham International plc.
          10(b)*           Agreement, dated as of August 29, 1996, by and among CN Biosciences, Inc.,
                           Warburg, Pincus Investors, L.P., ABS MB (C-N) Limited Partnership, Stelios B.
                           Papadopoulos, John T. Snow and Ben Matzilevich.
          10(c)(i)*        Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                           and Calbiochem Corporation.
          10(c)(ii)*       First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of
                           February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
          10(c)(iii)*      Second Amendment, dated as of September 14, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
          10(c)(iv)*       Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of
                           February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
          10(d)*           Sublease Agreement, dated as of August 2, 1995, by and between Oncogene
                           Science, Inc. and Calbiochem-Novabiochem Corporation.
          10(e)*           Sublease Agreement, dated as of July 1996, by and between
                           Calbiochem-Novabiochem Corporation and DataWorks Corporation.
          10(f)(i)*        Registration Rights Agreement, dated as of March 13, 1992, by and among
                           Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.
          10(f)(ii)*       Amendment Agreement, dated as of January 4, 1993, among Warburg, Pincus
                           Investors, L.P., ABS MB (C-N) Limited Partnership, Richard Slansky, John T.
                           Snow, Georges Chappuis, Calbiochem-Novabiochem International, Inc. and Stelios
                           B. Papadopoulos.
          10(g)(i)*        Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene
                           Science, Inc. and Calbiochem-Novabiochem Corporation.
          10(g)(ii)*       Trademark License Agreement, dated as of August 2, 1995, by and between
                           Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
          10(g)(iii)*      Sublicense Agreement, dated as of August 2, 1995, by and between Oncogene
                           Science, Inc. and Calbiochem-Novabiochem Corporation.
          10(g)(iv)*       Shared Intellectual Property License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
          10(g)(v)h        Letter Agreement, dated January 21, 1997, by and between Oncogene Science, Inc.
                           and Calbiochem-Novabiochem Corporation.
          10(h)*           Letter Agreement, dated June 9, 1995, by and between Calbiochem-Novabiochem
                           International, Inc. and Richard B. Slansky.

          10(i)*           Form of Director Indemnification Agreement.
          10(j)*           Form of Officer Indemnification Agreement.
          10(k)h#          CN Biosciences, Inc. Second Amended and Restated 1992 Stock Option Plan, including
                           Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option
                           Agreement.
          10(l)(i)*#       Employment Agreement, dated as of January 1, 1996, between
                           Calbiochem-Novabiochem International, Inc. and Stelios B. Papadopoulos.
          10(l)(ii)h#      Amendment to Employment Agreement, dated as of February 27, 1997, by and between
                           CN Biosciences, Inc. and Stelios B. Papadopoulos.
          10(l)(iii)+#     Employment Agreement, dated as of January 4, 1998, by and between CN Biosciences,
                           Inc. and Stelios B. Papadopoulos.
          10(m)(i)*#       Employment Agreement, dated as of February 23, 1996, between
                           Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
          10(m)(ii)*#      Secured Recourse Promissory Note, dated January 31, 1996, issued to Calbiochem-
                           Novabiochem International, Inc. by Ben Matzilevich.
          10(m)(iii)*#     Restricted Stock Purchase Agreement, dated as of January 31, 1996, between
                           Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
          10(m)(iv)*#      Loan and Pledge Agreement, dated as of January 31, 1996 by and between
                           Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
          10(m)(v)h#       Severance Agreement, dated as of February 27, 1997, by and between CN
                           Biosciences, Inc. and James G. Stewart.
          10(m)(vi)h#      Severance Agreement, dated as of February 27, 1997, by and between CN
                           Biosciences, Inc. and Douglas J. Greenwold.
          10(m)(vii)h#     Severance Agreement, dated as of Feburary 27, 1997, by and between CN
                           Biosciences, Inc. and John T. Snow.
          10(m)(viii)h#    Amendment to Employment Agreement, dated as of February 27, 1997, by and between
                           CN Biosciences, Inc. and Ben Matzilevich.
          10(m)(ix)+#      Employment Agreement, dated as of March 10, 1998, by and between CN Biosciences,
                           Inc. and Ben Matzilevich.
          10(n)(i)*        Loan and Security Agreement, dated July 28, 1995
                           (including schedule), by and between
                           Calbiochem-Novabiochem Corporation and Silicon Valley
                           Bank.
          10(n)(ii)*       Pledge Agreement, dated July 28, 1995, by and between
                           Calbiochem-Novabiochem Corporation and Silicon Valley
                           Bank.
          10(n)(iii)*      Collateral Assignment, Patent Mortgage and Security Agreement, dated July 28,
                           1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley
                           Bank.
          10(n)(iv)*       Security Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                           International, Inc. and Silicon Valley Bank.
          10(n)(v)*        Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                           International, Inc. and Silicon Valley Bank.
          10(n)(vi)*       Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                           Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
          10(n)(vii)*      Pledge Agreement, dated July 27, 1995, by and between
                           Calbiochem-Novabiochem AG and Silicon Valley Bank.
          10(n)(viii)*     Cross-Corporate Continuing Guaranty, dated July 28,
                           1995, by and between Calbiochem-Novabiochem AG and
                           Silicon Valley Bank.
          10(n)(ix)*       Subordination Agreement, dated July 28, 1995, by and among
                           Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem International, Inc.
                           and Silicon Valley Bank.
          10(n)(x)*        Antidilution Agreement, dated July 28, 1995, by and between
                           Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
          10(n)(xi)*       Warrant to Purchase Stock, dated July 28, 1995, by and between
                           Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
          10(n)(xii)*      Amendment to Loan Agreement, dated November 22, 1995,
                           by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xiii)*     Amendment to Loan Agreement, dated January 24, 1996,
                           by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xiv)*      Amendment to Loan Agreement, dated June 27, 1996, by
                           and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xv)*       Schedule to Loan and Security Agreement, dated June
                           27, 1996, by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xvi)**     Letter Agreement, dated September 30, 1996, by and between
                           Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                           Calbiochem-Novabiochem AG and Silicon Valley Bank.
          10(n)(xvii)**    Amendment to Loan Agreement, dated September 30, 1996, between Calbiochem-
                           Novabiochem Corporation and Silicon Valley Bank.
          10(n)(xviii)**   Amendment to Loan Agreement, dated October 2, 1996, between
                           Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
          10(n)(xix)Y      Amendment to Loan Agreement, dated April 4, 1997, by
                           and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xx)YY      Amendment to Loan Agreement, dated June 27, 1997, by
                           and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xxi)YY     Schedule to Loan and Security Agreement, dated June
                           27, 1997, by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(n)(xxii)+     Amendment to Loan Agreement dated December 22, 1997,
                           by and between Silicon Valley Bank and
                           Calbiochem-Novabiochem Corporation.
          10(o)(i)*        Real Property Leasing Contract, dated February 6, 1984, between LISCA Leasing

                           AG and Calbiochem-Novabiochem AG (formerly
                           Novabiochem AG), as amended on January 25, 1990,
                           November 9, 1993 and July 5, 1994.
          10(o)(ii)*       Lease Contract, dated April 3, 1990, between Balit AG
                           and Calbiochem-Novabiochem AG (formerly Novabiochem
                           AG, as successor by merger to Protogen AG)(together
                           with Addendum No. 1), as amended by Letter Agreement,
                           dated January 10, 1992.
          10(p)*           Lease, dated February 1994, between Wilson Bowden Properties Limited and
                           Calbiochem-Novabiochem (U.K.) Limited.
          10(q)*           Consulting Agreement, dated March 26, 1996, between Calbiochem-Novabiochem
                           Corporation and Robert A. Weinberg, Ph.D.
          10(r)*           Letter Agreement, dated November 11, 1993, between Calbiochem-Novabiochem
                           International, Inc. and Doug Greenwold.
          10(s)*           Letter Agreement, dated July 15, 1994, between Calbiochem-Novabiochem
                           International, Inc. and Dr. John T. Snow.
          10(t)*           Letter Agreement, dated May 26, 1995, between Calbiochem-Novabiochem
                           International, Inc. and James G. Stewart.
          10(u)*           Consulting Arrangement, dated October 3, 1995, between Calbiochem-Novabiochem
                           International, Inc. and Robert E. McGill, III.
          10(v)(i)+        Lease agreement, dated December 5, 1996, by and
                           between University Science Center Partnership and
                           Novagen, Inc.
          10(v)(ii)+       Amendment to Lease, dated December 5, 1996, by and
                           between University Science Center Partnership and
                           Novagen, Inc.
          10(v)(iii)+      Amendment to Lease, dated December 29, 1997, by and between University
                           Research Park Facilities Corp., and Novagen, Inc.
          11+              Computation of Earnings per Share.
          13+              Portions of 1997 Annual Report to Stockholders
          21+              Subsidiaries of the Registrant.
          23+              Consent of Ernst & Young LLP.
          27(a)            Restated Financial Data Schedule for the Year Ended December 31, 1997.
          27(b)            Restated Financial Data Schedule for the Nine Months Ended September 30, 1997.
          27(c)            Restated Financial Data Schedule for the Six Months Ended June 30, 1997.
          27(d)            Restated Financial Data Schedule for the Three Months Ended March 31, 1997.
          27(e)            Restated Financial Data Schedule for the Year Ended December 31, 1996.
          27(f)            Restated Financial Data Schedule for the Nine Months Ended September 30, 1996.
          27(g)            Restated Financial Data Schedule for the Six Months Ended June 30, 1996.
          27(h)            Restated Financial Data Schedule for the Year Ended December 31, 1995.

-------------------
        * Incorporated by reference from the Registrant's Registration Statement on Form S-1 (Registration No. 333-8335).

        ** Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281).

        ++ Incorporated by reference to Amendment No. 1 to Registrant's Current Report on Form 8-K/A, filed by the Registrant on February 3, 1998 (File No. 000-21281).

        Y Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 (File No. 000- 21281).

        YY Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 1997 (File No. 000- 21281).

        h Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-21281).

        + Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21281).


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

                                                 CN BIOSCIENCES, INC.

                                                 By:    /s/ JAMES G. STEWART
                                                      --------------------------
                                                      James G. Stewart
                                                      Chief Financial Officer
Date:  March 30, 1998

                                  EXHIBIT INDEX

     EXHIBIT NO.                                            DESCRIPTION                                   PAGE
     ---------------                                        -----------                                   ----
      2(a)*           Asset Purchase Agreement, dated as of June 26, 1995, by and among Oncogene
                      Science, Inc., Calbiochem-Novabiochem Corporation and Calbiochem-Novabiochem
                      International Inc.
      2(b)++          Stock Purchase Agreement, dated as of November 25, 1997, by and among CN
                      Biosciences, Inc., as Buyer, David W. Dubbell, Dennis Almond, Corrine Fetherston,
                      Lisa Johnson, Robert Mierendorf, Warren Kroeker, Barbara Morris, Robert Novy and
                      Tom Van Oosbree, as Sellers, and Pel-Freez, Inc.
      3(a)**          Amended and Restated Certificate of Incorporation of the Registrant.
      3(b)**          Amended and Restated By-Laws of the Registrant.
      4*              Specimen of Registrant's Common Stock certificate.
     10(a)*           Agreement, dated as of March 1996, by and between Calbiochem-Novabiochem
                      International, Inc. and Amersham International plc.
     10(b)*           Agreement, dated as of August 29, 1996, by and among CN
                      Biosciences, Inc., Warburg, Pincus Investors, L.P., ABS MB
                      (C-N) Limited Partnership, Stelios B.
                      Papadopoulos, John T. Snow and Ben Matzilevich.
     10(c)(i)*        Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd.
                      and Calbiochem Corporation.
     10(c)(ii)*       First Amendment, dated as of April 1, 1992, to Commercial Lease, dated as of
                      February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
     10(c)(iii)*      Second Amendment, dated as of September 14, 1992, to Commercial Lease, dated as of February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
     10(c)(iv)*       Third Amendment, dated as of March 30, 1993, to Commercial Lease, dated as of
                      February 1, 1992, between LMP Properties, Ltd. and Calbiochem Corporation.
     10(d)*           Sublease Agreement, dated as of August 2, 1995, by and between Oncogene
                      Science, Inc. and Calbiochem-Novabiochem Corporation.
     10(e)*           Sublease Agreement, dated as of July 1996, by and between
                      Calbiochem-Novabiochem Corporation and DataWorks Corporation.
     10(f)(i)*        Registration Rights Agreement, dated as of March 13, 1992, by and among
                      Calbiochem-Novabiochem International, Inc. and each of the signatories thereto.
     10(f)(ii)*       Amendment Agreement, dated as of January 4, 1993, among Warburg, Pincus
                      Investors, L.P., ABS MB (C-N) Limited Partnership, Richard Slansky, John T.
                      Snow, Georges Chappuis, Calbiochem-Novabiochem International, Inc. and Stelios
                      B. Papadopoulos.
     10(g)(i)*        Shared Services Agreement, dated as of August 2, 1995, by and between Oncogene
                      Science, Inc. and Calbiochem-Novabiochem Corporation.
     10(g)(ii)*       Trademark License Agreement, dated as of August 2, 1995, by and between
                      Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
     10(g)(iii)*      Sublicense Agreement, dated as of August 2, 1995, by and between Oncogene
                      Science, Inc. and Calbiochem-Novabiochem Corporation.
     10(g)(iv)*       Shared Intellectual Property License Agreement, dated as of August 2, 1995, by and between Oncogene Science, Inc. and Calbiochem-Novabiochem Corporation.
     10(g)(v)h        Letter Agreement, dated January 21, 1997, by and between Oncogene Science, Inc.
                      and Calbiochem-Novabiochem Corporation.
     10(h)*           Letter Agreement, dated June 9, 1995, by and between Calbiochem-Novabiochem
                      International, Inc. and Richard B. Slansky.
     10(I)*           Form of Director Indemnification Agreement.
     10(j)*           Form of Officer Indemnification Agreement.
     10(k)h#          CN Biosciences, Inc. Second Amended and Restated 1992 Stock Option Plan, including
                      Form of Incentive Stock Option Agreement and Form of Non-Qualified Stock Option
                      Agreement.
     10(l)(i)*#       Employment Agreement, dated as of January 1, 1996, between
                      Calbiochem-Novabiochem International, Inc. and Stelios B. Papadopoulos.
     10(l)(ii)h#      Amendment to Employment Agreement, dated as of February 27, 1997, by and between
                      CN Biosciences, Inc. and Stelios B. Papadopoulos.
     10(l)(iii)+#     Employment Agreement, dated as of January 4, 1998, by and between CN Biosciences,
                      Inc. and Stelios B. Papadopoulos.
     10(m)(i)*#       Employment Agreement, dated as of February 23, 1996, between
                      Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
     10(m)(ii)*#      Secured Recourse Promissory Note, dated January 31, 1996, issued to Calbiochem-
                      Novabiochem International, Inc. by Ben Matzilevich.
     10(m)(iii)*#     Restricted Stock Purchase Agreement, dated as of January 31, 1996, between
                      Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
     10(m)(iv)*#      Loan and Pledge Agreement, dated as of January 31, 1996 by and between
                      Calbiochem-Novabiochem International, Inc. and Ben Matzilevich.
     10(m)(v)h#       Severance Agreement, dated as of February 27, 1997, by and between CN
                      Biosciences, Inc. and James G. Stewart.
     10(m)(vi)h#      Severance Agreement, dated as of February 27, 1997, by and between CN
                      Biosciences, Inc. and Douglas J. Greenwold.
     10(m)(vii)h#     Severance Agreement, dated as of Feburary 27, 1997, by and between CN
                      Biosciences, Inc. and John T. Snow.

     10(m)(viii)h#    Amendment to Employment Agreement, dated as of February 27, 1997, by and between
                      CN Biosciences, Inc. and Ben Matzilevich.
     10(m)(ix)+#      Employment Agreement, dated as of March 10, 1998, by and between  CN Biosciences,
                      Inc. and Ben Matzilevich.
     10(n)(i)*        Loan and Security Agreement, dated July 28, 1995
                      (including schedule), by and between
                      Calbiochem-Novabiochem Corporation and Silicon Valley
                      Bank.
     10(n)(ii)*       Pledge Agreement, dated July 28, 1995, by and between
                      Calbiochem-Novabiochem Corporation and Silicon Valley
                      Bank.
     10(n)(iii)*      Collateral Assignment, Patent Mortgage and Security Agreement, dated July 28,
                      1995, by and between Calbiochem-Novabiochem Corporation and Silicon Valley
                      Bank.
     10(n)(iv)*       Security Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                      International, Inc. and Silicon Valley Bank.
     10(n)(v)*        Pledge Agreement, dated July 28, 1995, by and between Calbiochem-Novabiochem
                      International, Inc. and Silicon Valley Bank.
     10(n)(vi)*       Cross-Corporate Continuing Guaranty, dated July 28, 1995, by and between
                      Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
     10(n)(vii)*      Pledge Agreement, dated July 27, 1995, by and between
                      Calbiochem-Novabiochem AG and Silicon Valley Bank.
     10(n)(viii)*     Cross-Corporate Continuing Guaranty, dated July 28, 1995,
                      by and between Calbiochem-Novabiochem AG and Silicon
                      Valley Bank.
     10(n)(ix)*       Subordination Agreement, dated July 28, 1995, by and among
                      Calbiochem-Novabiochem Corporation, Calbiochem-Novabiochem International, Inc.
                      and Silicon Valley Bank.
     10(n)(x)*        Antidilution Agreement, dated July 28, 1995, by and between
                      Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
     10(n)(xi)*       Warrant to Purchase Stock, dated July 28, 1995, by and between
                      Calbiochem-Novabiochem International, Inc. and Silicon Valley Bank.
     10(n)(xii)*      Amendment to Loan Agreement, dated November 22, 1995, by
                      and between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(n)(xiii)*     Amendment to Loan Agreement, dated January 24, 1996, by
                      and between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(n)(xiv)*      Amendment to Loan Agreement, dated June 27, 1996, by and
                      between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(n)(xv)*       Schedule to Loan and Security Agreement, dated June 27,
                      1996, by and between Silicon Valley Bank and
                      Calbiochem-Novabiochem Corporation.
     10(n)(xvi)**     Letter Agreement, dated September 30, 1996, by and between
                      Calbiochem-Novabiochem Corporation, CN Biosciences, Inc.,
                      Calbiochem-Novabiochem AG and Silicon Valley Bank.
     10(n)(xvii)**    Amendment to Loan Agreement, dated September 30, 1996, between Calbiochem-
                      Novabiochem Corporation and Silicon Valley Bank.
     10(n)(xviii)**   Amendment to Loan Agreement, dated October 2, 1996, between
                      Calbiochem-Novabiochem Corporation and Silicon Valley Bank.
     10(n)(xix)Y      Amendment to Loan Agreement, dated April 4, 1997, by and
                      between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(n)(xx)YY      Amendment to Loan Agreement, dated June 27, 1997, by and
                      between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(n)(xxi)YY     Schedule to Loan and Security Agreement, dated June 27,
                      1997, by and between Silicon Valley Bank and
                      Calbiochem-Novabiochem Corporation.
     10(n)(xxii)+     Amendment to Loan Agreement dated December 22, 1997, by
                      and between Silicon Valley Bank and Calbiochem-Novabiochem
                      Corporation.
     10(o)(i)*        Real Property Leasing Contract, dated February 6, 1984,
                      between LISCA Leasing AG and Calbiochem-Novabiochem AG
                      (formerly Novabiochem AG), as amended on January 25, 1990,
                      November 9, 1993 and July 5, 1994.
     10(o)(ii)*       Lease Contract, dated April 3, 1990, between Balit AG and
                      Calbiochem-Novabiochem AG (formerly Novabiochem AG, as
                      successor by merger to Protogen AG)(together with Addendum
                      No. 1), as amended by Letter Agreement, dated January 10,
                      1992.
     10(p)*           Lease, dated February 1994, between Wilson Bowden Properties Limited and
                      Calbiochem-Novabiochem (U.K.) Limited.
     10(q)*           Consulting Agreement, dated March 26, 1996, between Calbiochem-Novabiochem
                      Corporation and Robert A. Weinberg, Ph.D.
     10(r)*           Letter Agreement, dated November 11, 1993, between Calbiochem-Novabiochem
                      International, Inc. and Doug Greenwold.
     10(s)*           Letter Agreement, dated July 15, 1994, between Calbiochem-Novabiochem
                      International, Inc. and Dr. John T. Snow.
     10(t)*           Letter Agreement, dated May 26, 1995, between Calbiochem-Novabiochem
                      International, Inc. and James G. Stewart.
     10(u)*           Consulting Arrangement, dated October 3, 1995, between Calbiochem-Novabiochem
                      International, Inc. and Robert E. McGill, III.
     10(v)(i)+        Lease agreement, dated December 5, 1996, by and between
                      University Science Center Partnership and Novagen, Inc.
     10(v)(ii)+       Amendment to Lease, dated December 5, 1996, by and between
                      University Science Center Partnership and Novagen, Inc.

     10(v)(iii)+      Amendment to Lease, dated December 29, 1997, by and between University
                      Research Park Facilities Corp., and Novagen, Inc.
     11+              Computation of Earnings per Share.
     13+              Portions of 1997 Annual Report to Stockholders
     21+              Subsidiaries of the Registrant.
     23+              Consent of Ernst & Young LLP.
     27(a)            Restated Financial Data Schedule for the Year Ended December 31, 1997.
     27(b)            Restated Financial Data Schedule for the Nine Months Ended September 30, 1997.
     27(c)            Restated Financial Data Schedule for the Six Months Ended June 30, 1997.
     27(d)            Restated Financial Data Schedule for the Three Months Ended March 31, 1997.
     27(e)            Restated Financial Data Schedule for the Year Ended December 31, 1996.
     27(f)            Restated Financial Data Schedule for the Nine Months Ended September 30, 1996.
     27(g)            Restated Financial Data Schedule for the Six Months Ended June 30, 1996.
     27(h)            Restated Financial Data Schedule for the Year Ended December 31, 1995.

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

        Y Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended March 31, 1997 (File No. 000- 21281).

        YY Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended June 30, 1997 (File No. 000- 21281).

        h Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 (File No. 000-21281).

        + Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-21281).

        # Indicates management contract or compensatory plan or arrangement required to be filed pursuant to item 14(c) of this report.