Form 10-Q
period 1998-03-31
CN BIOSCIENCES INC
filed 1998-05-15
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securitites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [ ]

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                                           May 8, 1997
-----                                                           -----------
Common Stock, $.01 Par Value                                    5,674,229

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of March 31, 1998
        (unaudited) and December 31, 1997                                             3

        Condensed Consolidated Statements of Income for the Three Months
        Ended March 31, 1998 and 1997 (unaudited)                                     4

        Condensed Consolidated Statements of Cash Flows for the Three Months
        Ended March 31, 1998 and 1997 (unaudited)                                     5

        Notes to Interim Condensed Consolidated Financial Statements (unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   14

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             16

SIGNATURES

INDEX OF EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31, 1998   DECEMBER 31, 1997
                                                          --------------   -----------------
                                                            (UNAUDITED)          (Note)
ASSETS

Current assets:
    Cash, cash equivalents and short-term investments      $  5,027,000       $ 17,692,000
    Accounts receivable, net                                  8,087,000          5,914,000
    Inventories                                              19,416,000         18,309,000
    Other current assets                                      3,008,000          2,800,000
                                                           ------------       ------------
Total current assets                                         35,538,000         44,715,000

Property and equipment, net                                   4,566,000          4,528,000
Intangible assets, net                                       10,105,000         10,330,000
Other assets                                                  1,589,000            838,000
                                                           ------------       ------------
Total assets                                               $ 51,798,000       $ 60,411,000
                                                           ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                  $  2,746,000       $  2,505,000
  Liability for purchase of business                                 --         10,500,000
  Accrued expenses                                            3,742,000          3,898,000
  Other current liabilities                                   1,238,000            837,000
                                                           ------------       ------------
Total current liabilities                                     7,726,000         17,740,000

Other liabilities                                             3,526,000          3,565,000

Stockholders' equity:
  Common stock                                                   57,000             56,000
  Additional paid-in capital                                 43,025,000         42,481,000
  Accumulated deficit                                        (1,896,000)        (3,043,000)
  Foreign currency translation adjustment                      (640,000)          (388,000)
                                                           ------------       ------------
Total stockholders' equity                                   40,546,000         39,106,000
                                                           ------------       ------------
Total liabilities and stockholders' equity                 $ 51,798,000       $ 60,411,000
                                                           ============       ============


See accompanying notes.


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                --------------------------------
                                                    1998                1997
                                                -----------          -----------
Sales                                           $12,482,000          $ 9,585,000
Cost of sales                                     5,645,000            4,360,000
                                                -----------          -----------
Gross profit                                      6,837,000            5,225,000
Operating expenses:
  Selling, general and
     administrative                               4,213,000            3,471,000
  Research and development                          850,000              622,000
                                                -----------          -----------
Total operating expenses                          5,063,000            4,093,000
                                                -----------          -----------
Income from operations                            1,774,000            1,132,000
Interest income                                      45,000              116,000
                                                -----------          -----------
Income before income taxes                        1,819,000            1,248,000
Provision for income taxes                          672,000              438,000
                                                -----------          -----------
     Net income                                 $ 1,147,000          $   810,000
                                                ===========          ===========
Net income per share
     Basic                                      $       .20          $       .16
                                                ===========          ===========
     Diluted                                    $       .20          $       .15
                                                ===========          ===========
Shares used in per share
  computations
     Basic                                        5,652,000            5,161,000
                                                ===========          ===========
     Diluted                                      5,862,000            5,525,000
                                                ===========          ===========


See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                    1998               1997
                                                ------------       ------------
OPERATING ACTIVITIES
Net income                                      $  1,147,000       $    810,000
Adjustments to reconcile net income to net
    cash used in operations:
  Depreciation and amortization                      770,000            546,000
  Additions to inventory reserve                     105,000            105,000
  Changes in assets and liabilities:
     Accounts receivable, trade                   (2,329,000)        (1,194,000)
     Inventories                                  (1,422,000)          (455,000)
     Other current assets                           (229,000)           180,000
     Other assets                                 (1,507,000)          (333,000)
     Accounts payable, trade                         299,000            182,000
     Accrued expenses                                 16,000            (61,000)
     Other current liabilities                       429,000            (42,000)
     Other liabilities                               (32,000)          (107,000)
                                                ------------       ------------
Net cash used in operating activities             (2,753,000)          (369,000)

INVESTING ACTIVITIES
Purchases of property and equipment                 (284,000)          (248,000)
Purchase of business                             (10,500,000)                --
Other                                               (300,000)                --
                                                ------------       ------------
Net cash used in investing activities            (11,084,000)          (248,000)

FINANCING ACTIVITIES
Proceeds from lines of credit                             --                 --
Payments on long-term debt                                --                 --
Proceeds from the sale of common stock             1,204,000             15,000
                                                ------------       ------------
Net cash provided by financing activities          1,204,000             15,000
Effect of exchange rate changes on cash              (32,000)           (82,000)
                                                ------------       ------------
Net decrease in cash and cash equivalents        (12,665,000)          (684,000)

Balance at beginning of period                    17,692,000         14,704,000
                                                ------------       ------------
Balance at end of period                        $  5,027,000       $ 14,020,000
                                                ============       ============

Supplemental cash flow information:
  Interest paid during the period
                                                $     15,000       $     34,000
                                                ============       ============
  Income taxes paid during the period           $     29,000       $    488,000
                                                ============       ============



See accompanying notes.

                              CN BIOSCIENCES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        1. BASIS OF PRESENTATION

        The interim unaudited condensed consolidated financial statements of CN Biosciences, Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated finanical statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

        2. NEW ACCOUNTING STANDARDS

        Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires the change in the foreign currency translation adjustment be included in comprehensive income. As adjusted for this item, comprehensive income for the three month periods ended March 31, 1998 and 1997 are $993,000 and $421,000, respectively. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption.

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

        4. INVENTORIES

                Inventories consist of the following:

                                               March 31, 1998    December 31, 1997
                                               --------------    -----------------
Finished products                               $ 15,236,000       $ 15,542,000
Semi-finished products, raw materials
     and supplies                                  7,203,000          6,056,000
Work-in-progress                                     637,000            517,000
                                                ------------       ------------
                                                  23,076,000         22,115,000
Reserves for excess materials                     (3,660,000)        (3,806,000)
                                                ------------       ------------
     Total                                      $ 19,416,000       $ 18,309,000
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

        In August 1995, the Company expanded its immunochemical and molecular biology capabilities with the purchase of the Oncogene Research Products business from Oncogene Science, Inc. (now know as OSI Pharmaceuticals, Inc. , "OSI") for $6.2 million cash, which was funded by bank debt. Assets acquired included primarily inventory and property and equipment. Approximately 30 employees, including four holding Ph.D.s, all of whom were previously employed by OSI in the Oncogene Research Products business, joined the Company upon the consummation of the acquisition. The acquisition and successful integration of this business enhanced the depth and breadth of the Company's scientific resources, while providing a complementary base of products and customers.

        In December 1997, the Company expanded its molecular biology capabilities with the purchase of all of the outstanding capital stock of Novagen, Inc. ("Novagen"), a privately owned company, together with all of the outstanding capital stock of its parent holding company, for a purchase price of $10.5 million cash. Assets acquired included receivables and inventory, and intangible assets including in-process technology valued at $6.8 million, which was written off effective as of the purchase date. The acquisition of this business further broadened the Company's product line and added an important brand identity in molecular biology.

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

        The Company maintains significant levels of inventory relative to its net sales in order to meet short delivery times required by researchers. In addition, products manufactured internally are made in economic batch sizes which often represent quantities sufficient to supply more than one year of sales. The Company's products generally have a relatively long shelf life, often in excess of five years, and quality and storage conditions are continually monitored to ensure that quality products are delivered to customers. The Company regularly evaluates the level and composition of inventory through the analysis of recent sales history and forecasted product demand to ensure that inventory reserve levels are adequate to properly reflect their net realizable value. Recent fluctuations in inventory reserve levels have not been material to the Company's financial position or results of operations.

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

                                                               PERCENTAGE OF SALES
                                                                  THREE MONTHS
                                                                 ENDED MARCH 31,
                                                               -------------------
                                                                1998          1997
                                                               -----         -----
Sales:
  Core                                                         83.3%         83.5%
  Bulk                                                         16.7          16.5
                                                               ----          ----
Total sales                                                   100.0         100.0
Cost of sales                                                  45.2          45.5
                                                               ----          ----
Gross profit                                                   54.8          54.5
  Selling, general and administrative expenses                 33.8          36.2
  Research and development                                      6.8           6.5
                                                               ----          ----
Income from operations                                         14.2          11.8
Interest income                                                 0.4           1.2
                                                               ----          ----
Income before income taxes                                     14.6          13.0
Provision for income taxes                                      5.4           4.6
                                                               ----          ----
     Net income                                                 9.2%          8.5%


        Three Months Ended March 31, 1998 Compared to the Three Months Ended March 31, 1997

        Sales. Sales increased 30.2% to $12.5 million for the three-month period ended March 31, 1998, from $9.6 million for the comparable period in 1997. This increase resulted from a 29.9% increase in core product sales, and an increase in bulk sales of 31.8%. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded. The increase in core product sales included the sales of Novagen, Inc., which was acquired in December, 1997. Additional factors which management believes contributed to the increase in sales during the period included increased orders from the Company's recently introduced specialty catalogs and updated general catalogs, and other marketing initiatives, including advertising in various publications.

        Gross Profit. The Company's gross profit percentage increased to 54.8% for the three-month period ended March 31, 1998 from 54.5% for the comparable period in 1997. This increase resulted primarily from an increase in sales of higher margin core products including the Novagen products, which were offset by increased sales of lower margin bulk products. Management believes that additional factors which contributed to improvements in gross margins include continued improved operating efficiencies from increased volume, and selected price increases.

        Selling, General and Administrative. Selling, general and administrative expenses increased 21.4% to $4.2 million for the three-month period ended March 31, 1998 from $3.5 million for the comparable period in 1997, and decreased to 33.8% of sales for the three-month period ended March 31, 1998, from 36.2% for the comparable period in 1997. The dollar increase in selling, general and administrative expenses was primarily the result of incremental operational costs relating to the Novagen business, increased administrative salaries and selling costs related to expanded advertising programs and additional general and specialty catalogs. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

        Research and Development. Research and development expenses increased 36.7% to $850,000 for the three-month period ended March 31, 1998, from $622,000 for the comparable period in 1997, and increased to 6.8% of sales for the three-month period ended March 31, 1998 from 6.5% for the comparable period in 1997. The dollar increase in research and development expenses was primarily the result of incremental operational costs relating to the Novagen business, and increased research in the niche areas of neurosciences and glycobiology.

        Interest income. Interest income decreased to $45,000 for the three-month period ended March 31, 1998 from $116,000 for the comparable period in 1997. The decrease resulted from decreased cash balances as a result of the completion of the Novagen acquisition.

        Income Taxes. Income tax expense increased to $672,000 for the three-month period ended March 31, 1998 from $438,000 for the comparable period in 1997 as a result of increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

        Net Income. As a result of the above factors, net income increased 41.6% to $1,147,000 for the three-month period ended March 31, 1998 from $810,000 for the comparable period in 1997.


        LIQUIDITY AND CAPITAL RESOURCES

        The Company used $2.7 million of cash in operating activities in the three months ended March 31, 1998, as compared to $369,000 in the comparable prior period. Operating activities for both periods required cash primarily to support increases in accounts receivable and inventory resulting from the growth in product sales.

        Net cash used in investing activities was $11.1 million in the three-month period ended March 31, 1998, as compared to $248,000 in the comparable prior period. Cash used in investing activities during the three-month period ended March 31, 1998 included the funding of the purchase of Novagen Inc., and capital expenditures related to replacements. Cash used in investing activities during the prior period related primarily to improvements to manufacturing and distribution capabilities in various locations.

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

        At March 31, 1998, the Company had cash, cash-equivalents and short term investments of $5.0 million and working capital of $27.8 million. At March 31, 1998, $5.0 million was available under a Credit Facility with a commercial bank which expires in June 1999.

        The Company believes that its existing capital resources will be adequate to fund its operations. If, however, the Company were to undertake a significant acquisition or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, will be on terms favorable to the Company and its stockholders.


        IMPACT OF YEAR 2000

        During 1997, the Company developed a plan, and installed new operating systems software and computer hardware, to address anticipated Year 2000 issues in connection with its information systems and business relationships. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be between $300,000 and $500,000. The Company has incurred a portion of such expenses in the current and prior fiscal years and it is anticipated that a substantial portion of the remaining estimated cost will be incurred during the remainder of this year and next year. In accordance with generally accepted accounting principles, these costs are expensed as incurred.


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

        Risks Inherent in Growth, Expansion and Acquisition Strategy. The Company has sought and will continue to seek growth in sales and profitability primarily through the internal development and acquisition of new product lines, additional customers and new businesses. A significant portion of the Company's historical revenue growth is attributable to internal product development, sourcing of third-party products and more recently from its acquisition of Novagen, Inc. The ability of the Company to achieve its expansion objectives and to manage its growth effectively depends upon a variety of factors, including
(i) the ability to internally develop products, (ii) the ability to identify and license products sourced from third parties, (iii) the ability to successfully position and market its products, (iv) the ability to identify and consummate attractive acquisitions and (v) the ability to integrate new businesses, facilities and personnel into existing operations. If the Company is unable to manage growth effectively, there could be a material adverse effect on the Company's business, financial condition and results of operations.

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

        Highly Competitive Market. The market for the Company's products is highly competitive, and the Company expects competition to increase. Furthermore, although the life sciences research products market continues to grow, its rate of growth in recent years has been declining and may continue to decline. The Company competes with many other life sciences research products suppliers, both larger and smaller than the Company. Some of the Company's competitors, including two of its largest competitors, Sigma-Aldrich Corporation and Roche Molecular Biochemicals, offer a broad range of equipment, laboratory supplies and other products, including many of the research products offered by the Company. To the extent that researchers exhibit loyalty to the supplier that first supplies them with a particular research product, the Company's competitors may have an advantage over the Company with respect to products first developed by such competitors. In addition, many of the Company's competitors have significantly greater research and development, marketing, financial and other resources than the Company, and therefore represent and will continue to represent significant competition in the Company's existing and future markets. Because of their size and the breadth of their product offerings, certain of these companies have been able to establish managed accounts by which, through a combination of direct computer links and volume discounts, they seek to gain a disproportionate share of orders for research products from particular academic institutions or pharmaceutical or biotechnology companies. Such managed accounts raise significant competitive barriers for the Company. The Company currently benefits from its participation in emerging niche research markets which, as they expand, may attract the attention of the Company's competitors.

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

        Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 16.7% of net sales during the quarter ended March 31, 1998, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations.

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

        Uncertainty of Future Operating Results. Although the Company had net income for 1995, 1996 and the first quarter of 1998, the Company incurred a net loss for the year ended December 31, 1997 due to a one time write-off of in-process technology associated with the acquisition of Novagen, Inc. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable.

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

        Substantial Influence of Principal Stockholder. The Company's principal stockholder, Warburg, Pincus Investors, L.P. ("Warburg") beneficially owns approximately 40% of the Company's Common Stock, par value $.01 per share (the "Common Stock"). Because of such ownership, Warburg has substantial influence over the election of all members of the Board of Directors and corporate actions requiring stockholder approval. Additionally, pursuant to an agreement with the Company, Warburg has certain rights to nominate directors as long as it continues to own specified percentages of the outstanding shares of Common Stock.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

             3(a)         Amended and Restated Certificate of Incorporation*

             3(b)         Amended and Restated By-Laws*

            10(n)(xxiii)  Amendment to Loan Agreement, dated April 10, 1998, by and between Silicon Valley Bank and Calbiochem-Novabiochem Corporation.

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



                                       CN BIOSCIENCES, INC.



May 14, 1998                           /s/ Stelios B. Papadopoulos
                                       ----------------------------------------
                                       Stelios B. Papadopoulos
                                       Chief Executive Officer, Chairman
                                       and President
                                       (duly authorized officer)


May 14, 1998                           /s/ James G. Stewart
                                       ----------------------------------------
                                       James G. Stewart
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (principal financial officer)

                                INDEX OF EXHIBITS


Exhibit Number      Description
--------------      -----------

  3(a)              Amended and Restated Certificate of Incorporation*

  3(b)              Amended and Restated By-Laws*

 10(n)(xxiii)       Amendment to Loan Agreement, dated April 10, 1998, by and
                    between Silicon Valley Bank and Calbiochem-Novabiochem
                    Corporation.

 11                 Statement re computation of per share earnings

 27                 Financial Data Schedule

---------------------

* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)