Form 10-Q
period 1998-06-30
CN BIOSCIENCES INC
filed 1998-08-14
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR

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
                                                             --------------

                                       N/A
                                       ---
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

Class                                                        August 9, 1998
-----                                                        --------------

Common Stock, $.01 Par Value                                 5,699,905

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q



PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of June 30, 1998
        (unaudited) and December 31, 1997                                             3

        Condensed Consolidated Statements of Income for the Three Months
        and Six Months Ended June 30, 1998 and 1997 (unaudited)                       4

        Condensed Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1998 and 1997 (unaudited)                                      5

        Notes to Interim Condensed Consolidated Financial Statements (unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   16


PART II.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                          17

Item 6. Exhibits and Reports on Form 8-K                                             17

SIGNATURES

INDEX OF EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30, 1998    DECEMBER 31, 1997
                                                         -------------    -----------------
                                                          (UNAUDITED)          (Note)
ASSETS

Current assets:
    Cash, cash equivalents and short-term
    investments                                          $  5,571,000       $ 17,692,000
    Accounts receivable, net                                8,039,000          5,914,000
    Inventories                                            19,800,000         18,309,000
    Other current assets                                    3,090,000          2,800,000
                                                         ------------       ------------
Total current assets                                       36,500,000         44,715,000

Property and equipment, net                                 4,786,000          4,528,000
Intangible assets, net                                      9,909,000         10,330,000
Other assets                                                1,667,000            838,000
                                                         ------------       ------------
Total assets                                             $ 52,862,000       $ 60,411,000
                                                         ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable, trade                                $  2,608,000       $  2,505,000
  Liability for purchase of business                               --         10,500,000
  Accrued expenses                                          2,986,000          3,898,000
  Other current liabilities                                 1,729,000            837,000
                                                         ------------       ------------
Total current liabilities                                   7,323,000         17,740,000

Other liabilities                                           3,493,000          3,565,000

Stockholders' equity:
  Common stock                                                 57,000             56,000
  Additional paid-in capital                               43,276,000         42,481,000
  Accumulated deficit                                        (505,000)        (3,043,000)
  Foreign currency translation adjustment                    (782,000)          (388,000)
                                                         ------------       ------------
Total stockholders' equity                                 42,046,000         39,106,000
                                                         ------------       ------------
Total liabilities and stockholders' equity               $ 52,862,000       $ 60,411,000
                                                         ============       ============


See accompanying notes.


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                  THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                      1998           1997          1998           1997
                                  -----------    -----------    -----------    -----------
Sales                             $13,064,000    $10,206,000    $25,546,000    $19,791,000
Cost of sales                       5,852,000      4,530,000     11,497,000      8,890,000
                                  -----------    -----------    -----------    -----------
Gross profit                        7,212,000      5,676,000     14,049,000     10,901,000
Operating expenses:
  Selling, general and
     administrative                 4,213,000      3,578,000      8,426,000      7,049,000
  Research and development            843,000        614,000      1,693,000      1,236,000
                                  -----------    -----------    -----------    -----------
Total operating expenses            5,056,000      4,192,000     10,119,000      8,285,000
                                  -----------    -----------    -----------    -----------
Income from operations              2,156,000      1,484,000      3,930,000      2,616,000
Interest income, net                   33,000        128,000         78,000        244,000
                                  -----------    -----------    -----------    -----------

Income before income taxes          2,189,000      1,612,000      4,008,000      2,860,000
Provision for income taxes            798,000        550,000      1,470,000        988,000
                                  -----------    -----------    -----------    -----------
     Net income                   $ 1,391,000    $ 1,062,000    $ 2,538,000    $ 1,872,000
                                  ===========    ===========    ===========    ===========
Net income per share
     Basic                        $       .25    $       .20    $       .45    $       .35
                                  ===========    ===========    ===========    ===========
     Diluted                      $       .24    $       .19    $       .43    $       .33
                                  ===========    ===========    ===========    ===========
Shares used in per share
  computations
     Basic                          5,671,000      5,426,000      5,662,000      5,294,000
                                  ===========    ===========    ===========    ===========
     Diluted                        5,886,000      5,726,000      5,874,000      5,626,000
                                  ===========    ===========    ===========    ===========








See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    SIX MONTHS ENDED JUNE 30,
                                                    1998               1997
                                                ------------       ------------
OPERATING ACTIVITIES
Net income                                      $  2,538,000       $  1,872,000
Adjustments to reconcile net income to net
    cash used in operations:
  Depreciation and amortization                    1,438,000          1,171,000
  Additions to inventory reserve                     220,000            180,000
  Changes in assets and liabilities:
     Accounts receivable, trade                   (2,298,000)        (2,165,000)
     Inventories                                  (1,923,000)        (1,403,000)
     Other current assets                           (306,000)           176,000
     Other assets                                 (1,766,000)          (333,000)
     Accounts payable, trade                         173,000            253,000
     Accrued expenses                               (839,000)           383,000
     Other current liabilities                       921,000           (594,000)
     Other liabilities                               114,000           (190,000)
                                                ------------       ------------
Net cash used in operating activities             (1,728,000)          (650,000)

INVESTING ACTIVITIES
Purchases of property and equipment                 (800,000)          (705,000)
Purchase of business                             (10,500,000)                --
Other                                               (300,000)                --
                                                ------------       ------------
Net cash used in investing activities            (11,600,000)          (705,000)

FINANCING ACTIVITIES
Proceeds from the sale of common stock             1,245,000          3,491,000
                                                ------------       ------------
Net cash provided by financing activities          1,245,000          3,491,000

Effect of exchange rate changes on cash
  equivalents                                        (38,000)          (107,000)
                                                ------------       ------------
Net increase (decrease) in cash and
  cash equivalents                               (12,121,000)         2,029,000

Balance at beginning of period                    17,692,000         14,704,000
                                                ------------       ------------
Balance at end of period                        $  5,571,000       $ 16,733,000
                                                ============       ============
Supplemental cash flow information:
  Interest paid during the period               $     31,000       $     53,000
                                                ============       ============
  Income taxes paid during the period           $    102,000       $    875,000
                                                ============       ============



See accompanying notes.

                              CN BIOSCIENCES, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


        1. BASIS OF PRESENTATION

        The interim unaudited condensed consolidated financial statements of CN Biosciences, Inc. (the "Company") contained herein have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, the unaudited information includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year.

        2. NEW ACCOUNTING STANDARDS

        Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires the change in the foreign currency translation adjustment be included in comprehensive income. As adjusted for this item, comprehensive income is $2,290,000 and $1,459,000 for the six-month periods ended June 30, 1998 and 1997, and $1,297,000 and $1,037,000 for the three-month periods ended June 30, 1998 and 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption.

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

        4. INVENTORIES

        Inventories consist of the following:

                                                          June 30, 1998     December 31, 1997
                                                          -------------     -----------------
        Finished products                                  $ 16,222,000       $ 15,542,000
        Semi-finished products, raw materials and             6,696,000          6,056,000
        supplies
        Work-in-progress                                        668,000            517,000
                                                           ------------       ------------
                                                             23,586,000        22,115,000
        Reserves for excess materials                        (3,786,000)        (3,806,000)
                                                           ------------       ------------
             Total                                         $ 19,800,000       $ 18,309,000
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

                                                           PERCENTAGE OF SALES
                                                     THREE MONTHS         SIX MONTHS
                                                    ENDED JUNE 30,      ENDED JUNE 30,
                                                    1998      1997      1998      1997
                                                   -----     -----     -----     -----
        Sales:
          Core                                      80.0%     82.4%     81.6%     83.0%
          Bulk                                      20.0      17.6      18.4      17.0
                                                   -----     -----     -----     -----
        Total sales                                100.0     100.0     100.0     100.0
        Cost of sales                               44.8      44.4      45.0      44.9
                                                   -----     -----     -----     -----
        Gross profit                                55.2      55.6      55.0      55.1
          Selling, general and administrative       32.2      35.1      33.0      35.6
          Research and development                   6.5       6.0       6.6       6.2
                                                   -----     -----     -----     -----
        Income from operations                      16.5      14.5      15.4      13.3
        Interest income, net                         0.3       1.3       0.3       1.2
                                                   -----     -----     -----     -----
        Income before income taxes                  16.8      15.8      15.7      14.5
        Provision for income taxes                   6.2       5.4       5.8       5.0
                                                   -----     -----     -----     -----
             Net income                             10.6%     10.4%      9.9%      9.5%
                                                   =====     =====     =====     =====

        Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30, 1997

        Sales. Sales increased 28.0% to $13.1 million for the three-month period ended June 30, 1998 from $10.2 million for the comparable period in 1997. This increase resulted from a 24.2% increase in core product sales, and a 45.7% increase in bulk sales. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three-month period ended June 30, 1998. The increase in core product sales included the sales of Novagen, Inc., which was acquired in December, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased orders from the Company's recently introduced specialty catalogs and updated general catalogs, and other marketing initiatives, including advertising in various publications.

        Gross Profit. The Company's gross profit percentage decreased to 55.2% for the three-month period ended June 30, 1998 from 55.6% for the comparable period in 1997. This decrease resulted primarily from the increased level of lower margin bulk sales in the current period, offset by an increase in sales of higher margin core products (including the Novagen products) and improved operating efficiencies from increased volume and selected price increases.

        Selling, General and Administrative. Selling, general and administrative expenses increased 17.7% to $4.2 million for the three-month period ended June 30, 1998 from $3.6 million for the comparable period in 1997, but decreased to 32.2% of sales for the current period from 35.1% for the comparable period in 1997. The dollar increase in selling, general and administrative expenses was primarily the result of incremental costs related to the Novagen business, increased administrative salaries and selling costs related to expanded advertising programs and additional general and specialty catalogs. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

        Research and Development. Research and development expenses increased 37.3% to $843,000 for the three-month period ended June 30, 1998 from $614,000 for the comparable period in 1997, and increased to 6.5% of sales for the current period from 6.0% for the comparable period in 1997. The increase in research and development expenses was primarily the result of incremental costs related to the Novagen business, and increased research in the niche areas of neurosciences and glycobiology.

        Interest income. Interest income decreased to $33,000 for the three-month period ended June 30, 1998 from $128,000 for the comparable period in 1997. The decrease resulted from decreased cash balances as a result of the completion of the Novagen acquisition.

        Income Taxes. Income tax expense increased to $798,000 for the three-month period ended June 30, 1998 from $550,000 for the comparable period in 1997. The increase resulted from increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

        Net Income. As a result of the above factors, net income increased 31.0% to $1,391,000 for the three-month period ended June 30, 1998 from $1,062,000 for the comparable period in 1997.


        Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

        Sales. Sales increased 29.1% to $25.5 million for the six-month period ended June 30, 1998 from $19.8 million for the comparable period in 1997. This increase resulted from a 27.0% increase in core product sales and a 39.2% increase in bulk sales. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the six-month period ended June 30, 1998. The increase in core product sales included the sales of Novagen, Inc., which was acquired in December, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased orders from the Company's recently introduced specialty catalogs and updated general catalogs, and other marketing initiatives, including advertising in various publications.

        Gross Profit. The Company's gross profit percentage decreased slightly to 55.0% for the six-month period ended June 30, 1998 from 55.1% for the comparable period in 1997. This decrease resulted primarily from the increased level of lower margin bulk sales in the current period.

        Selling, General and Administrative. Selling, general and administrative expenses increased 19.5% to $8.4 million for the six-month period ended June 30, 1998 from $7.0 million for the comparable period in 1997, but decreased to 33.0% of sales for the current period from 35.6% for the comparable period in 1997. The dollar increase in selling, general and administrative expenses was primarily the result of incremental costs related to the Novagen business, increased administrative salaries and selling costs related to expanded advertising programs and additional general and specialty catalogs. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

        Research and Development. Research and development expenses increased 37.0% to $1.7 million for the six-month period ended June 30, 1998 from $1.2 million for the comparable period in 1997, and increased to 6.6% of sales for the current period from 6.2% for the comparable period in 1997. The increase in research and development expenses was primarily the result of incremental costs related to the Novagen business, and increased research in the niche areas of neurosciences and glycobiology.

        Interest income. Interest income decreased to $78,000 for the six-month period ended June 30, 1998 from $244,000 for the comparable period in 1997. The decrease resulted from decreased cash balances as a result of the completion of the Novagen acquisition.

        Income Taxes. Income tax expense increased to $1.5 million for the six-month period ended June 30, 1998 from $1.0 million for the comparable period in 1997. The increase resulted from increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

        Net Income. As a result of the above factors, net income increased 35.6% to $2.5 million for the six-month period ended June 30, 1998 from $1.9 million for the comparable period in 1997.


        LIQUIDITY AND CAPITAL RESOURCES

        The Company used $1.7 million of cash in operating activities in the six-months ended June 30, 1998, as compared to $650,000 in the comparable prior period. Operating activities for both periods required cash primarily to support increases in accounts receivable and inventory resulting from the growth in product sales.

        Net cash used in investing activities was $11.6 million in the six-month period ended June 30, 1998, as compared to $705,000 in the comparable prior period. Cash used in investing activities during the six-month period ended June 30, 1998 included the funding of the purchase of Novagen Inc., and capital expenditures related primarily to improvements to manufacturing and distribution capabilities at various locations.

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

        At June 30, 1998, the Company had cash, cash-equivalents and short term investments of $5.6 million and working capital of $29.2 million. At June 30, 1998, $5.0 million was available under a Credit Facility with a commercial bank which expires in June 2000.

        The Company may be required to conduct business in the new European currency (the "Euro) effective in January 1999. Management has established a plan to convert necessary systems and marketing materials to the Euro. The effect of the introduction of the Euro on the Company's business and results of operations is uncertain.

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

        Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 20.0% of net sales during the quarter ended June 30, 1998, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations.

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

        Uncertainty of Future Operating Results. Although the Company had net income for 1995, 1996 and the first two quarters of 1998, the Company incurred a net loss for the year ended December 31, 1997 due to a one time write-off of in-process technology associated with the acquisition of Novagen, Inc. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable.

        Risks Relating to International Sales and Operations. Historically, product sales to customers outside the United States have accounted for approximately 50% of the Company's net sales, and the Company expects that international sales will continue to account for a significant percentage of revenues in the future. International sales and operations may be materially adversely affected by trade restrictions, changes in tariffs and taxes, export license requirements, difficulties in staffing and managing international operations, difficulties in converting systems and marketing materials to the Euro, market acceptance of the Euro, problems in establishing or managing distributor relationships and general economic conditions.

        A majority of the Company's sales are denominated in U.S. dollars, with the balance denominated in foreign currencies. Additionally, the Company publishes a number of its catalogs priced in foreign currencies and price adjustments between catalog publication dates to reflect fluctuations in the value of foreign currencies relative to the U.S. dollar have historically been infrequent. Consequently, fluctuations in the value of foreign currencies relative to the U.S. dollar, the introduction of the Euro in January of 1999, and changes in general international economic conditions including market acceptance of the Euro could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

        The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on April 21, 1998. Of the 5,653,785 shares of Common Stock which could be voted at the Annual Meeting, 5,184,886 shares of Common Stock, representing 91.7%, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

        (a) Election of the following persons to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified:

                                                FOR                WITHHELD
                                             ---------             --------
        Joseph P. Landy                      5,182,526               2,360
        Dr. Richard A. Lerner                5,148,526              36,360
        S. Joshua Lewis                      5,182,526               2,360
        Robert E. McGill III                 5,182,526               2,360
        Stelios B. Papadopoulos              5,182,526               2,360

        (b) Amendment of the Company's Amended and Restated 1992 Stock Option Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 350,000 shares from 1,085,000 shares to 1,435,000 shares:

                         FOR                   AGAINST              ABSTAIN
                         ---                   -------              -------
                      4,347,268                508,250                860

        (c) Ratification of the appointment by the Board of Directors of Ernst & Young LLP as the independent public auditors of the Company for the fiscal year ending December 31, 1998:

                         FOR                   AGAINST              ABSTAIN
                         ---                   -------              -------
                      5,180,626                 1,600                2,660

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:

           3(a)              Amended and Restated Certificate of Incorporation*

           3(b)              Amended and Restated By-Laws*

           10(n)(xxiv)       Amendment to Loan Agreement, dated June 23, 1998,
                             by and between Silicon Valley Bank and Calbiochem-
                             Novabiochem Corporation.

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


                                        CN BIOSCIENCES, INC.



August 12, 1998                         /s/ Stelios B. Papadopoulos
                                        ----------------------------------------
                                        Stelios B. Papadopoulos
                                        Chief Executive Officer, Chairman
                                        and President
                                        (duly authorized officer)


August 12, 1998                         /s/ James G. Stewart
                                        ----------------------------------------
                                        James G. Stewart
                                        Vice President, Chief Financial Officer
                                        and Secretary
                                        (principal financial officer)

                                INDEX OF EXHIBITS



Exhibit Number      Description
--------------      -----------
3(a)                Amended and Restated Certificate of Incorporation*

3(b)                Amended and Restated By-Laws*

10(n)(xxiv)         Amendment to Loan Agreement, dated June 23, 1998, by and
                    between Silicon Valley Bank and Calbiochem-Novabiochem
                    Corporation.

11                  Statement re computation of per share earnings

27                  Financial Data Schedule



---------------------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)