Form 10-Q
period 1998-09-30
CN BIOSCIENCES INC
filed 1998-11-13
CIK 1018371

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM _____ TO _____

                        COMMISSION FILE NUMBER 000-21281


                              CN BIOSCIENCES, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                           33-0509785
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

10394 PACIFIC CENTER COURT, SAN DIEGO, CA                       92121
-----------------------------------------                     ----------
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         (619) 450-5500
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

Indicate the number of shares of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                                          November 6, 1998
----------------------------                             ----------------
Common Stock, $.01 Par Value                                 5,721,790

                              CN BIOSCIENCES, INC.
                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        Condensed Consolidated Balance Sheets as of September 30, 1998
        (unaudited) and December 31, 1997                                             3

        Condensed Consolidated Statements of Income for the Three Months
        and Nine Months Ended September 30, 1998 and 1997 (unaudited)                 4

        Condensed Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1998 and 1997 (unaudited)                                 5

        Notes to Interim Condensed Consolidated Financial Statements (unaudited)      6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                     7

Item 3. Quantitative and Qualitative Disclosures About Market Risk                   16


PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                             17

SIGNATURES

INDEX OF EXHIBITS

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                              CN BIOSCIENCES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                  SEPTEMBER 30, 1998   DECEMBER 31, 1997
                                                  ------------------   -----------------
                                                     (UNAUDITED)             (Note)
                                                     -----------             ------
ASSETS

    Current assets:
        Cash, cash equivalents and short-term         $  7,314,000        $ 17,692,000
            investments
        Accounts receivable, net                         6,649,000           5,914,000
        Inventories                                     21,976,000          18,309,000
        Other current assets                             2,958,000           2,800,000
                                                      ------------        ------------
    Total current assets                                38,897,000          44,715,000

    Property and equipment, net                          5,040,000           4,528,000
    Intangible assets, net                               9,462,000          10,330,000
    Other assets                                         1,717,000             838,000
                                                      ------------        ------------
    Total assets                                      $ 55,116,000        $ 60,411,000
                                                      ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:
      Accounts payable, trade                         $  2,176,000        $  2,505,000
      Liability for purchase of business                        --          10,500,000
      Accrued expenses                                   2,854,000           3,898,000
      Other current liabilities                          1,994,000             837,000
                                                      ------------        ------------
    Total current liabilities                            7,024,000          17,740,000

    Other liabilities                                    3,376,000           3,565,000

    Stockholders' equity:
      Common stock                                          57,000              56,000
      Additional paid-in capital                        43,641,000          42,481,000
      Accumulated earnings (deficit)                       767,000          (3,043,000)
      Foreign currency translation adjustment              251,000            (388,000)
                                                      ------------        ------------
    Total stockholders' equity                          44,716,000          39,106,000
                                                      ------------        ------------
    Total liabilities and stockholders' equity        $ 55,116,000        $ 60,411,000
                                                      ============        ============


See accompanying notes.


Note: The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date, but does not include all of the disclosures required by generally accepted accounting principles.

                              CN BIOSCIENCES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                             THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------   -------------------------------
                                   1998             1997             1998             1997
                               -----------      -----------      -----------      -----------
Sales                          $12,634,000      $ 9,630,000      $38,180,000      $29,421,000
Cost of sales                    5,651,000        4,319,000       17,148,000       13,209,000
                               -----------      -----------      -----------      -----------
Gross profit                     6,983,000        5,311,000       21,032,000       16,212,000
Operating expenses:
  Selling, general and
     administrative              4,190,000        3,399,000       12,616,000       10,448,000
  Research and development         832,000          650,000        2,525,000        1,886,000
                               -----------      -----------      -----------      -----------
Total operating expenses         5,022,000        4,049,000       15,141,000       12,334,000
                               -----------      -----------      -----------      -----------
Income from operations           1,961,000        1,262,000        5,891,000        3,878,000
Interest income, net                47,000          176,000          125,000          420,000
                               -----------      -----------      -----------      -----------
Income before income taxes       2,008,000        1,438,000        6,016,000        4,298,000
Provision for income taxes         736,000          474,000        2,206,000        1,462,000
                               -----------      -----------      -----------      -----------
     Net income                $ 1,272,000      $   964,000      $ 3,810,000      $ 2,836,000
                               ===========      ===========      ===========      ===========
Net income per share
     Basic                     $       .22      $       .17      $       .67      $       .53
                               ===========      ===========      ===========      ===========
     Diluted                   $       .22      $       .17      $       .65      $       .50
                               ===========      ===========      ===========      ===========
Shares used in per share
  Computations
     Basic                       5,697,000        5,562,000        5,673,000        5,383,000
                               ===========      ===========      ===========      ===========
     Diluted                     5,901,000        5,828,000        5,883,000        5,693,000
                               ===========      ===========      ===========      ===========











See accompanying notes.

                              CN BIOSCIENCES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------
                                                        1998                 1997
                                                    ------------         ------------
OPERATING ACTIVITIES
Net income                                          $  3,810,000         $  2,836,000
Adjustments to reconcile net income to net
    cash used in operations:
  Depreciation and amortization                        2,242,000            1,809,000
  Additions to inventory reserve                         440,000              285,000
  Loss on disposal of property and equipment                  --                5,000
  Changes in assets and liabilities:
     Accounts receivable, trade                         (398,000)          (1,474,000)
     Inventories                                      (3,770,000)          (2,520,000)
     Other current assets                               (118,000)             359,000
     Other assets                                     (1,340,000)            (832,000)
     Accounts payable, trade                            (479,000)             474,000
     Accrued expenses                                 (1,063,000)             515,000
     Other current liabilities                         1,081,000             (704,000)
     Other liabilities                                  (160,000)            (220,000)
                                                    ------------         ------------
Net cash provided by operating activities                245,000              533,000


INVESTING ACTIVITIES
Purchases of property and equipment                   (1,374,000)          (1,238,000)
Purchase of business                                 (10,500,000)                  --
Other                                                    (29,000)                  --
                                                    ------------         ------------
Net cash used in investing activities                (11,903,000)          (1,238,000)

FINANCING ACTIVITIES
Proceeds from the sale of common stock                 1,206,000            3,562,000
                                                    ------------         ------------
Net cash provided by financing activities              1,206,000            3,562,000

Effect of exchange rate changes on cash
                                                          74,000             (145,000)
                                                    ------------         ------------
Net increase (decrease) in cash and cash             (10,378,000)           2,712,000
equivalents

Balance at beginning of period                        17,692,000           14,704,000
                                                    ------------         ------------
Balance at end of period                            $  7,314,000         $ 17,416,000
                                                    ============         ============
Supplemental cash flow information:
  Interest paid during the period                   $     48,000         $     99,000
                                                    ============         ============
  Income taxes paid during the period               $    268,000         $  1,080,000
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

     2.   NEW ACCOUNTING STANDARDS

     Effective January 1, 1998, the Company adopted the Financial Accounting Standards Board's Statement No. 130, Comprehensive Income, ("SFAS 130"), and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components, however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires the change in the foreign currency translation adjustment be included in comprehensive income. As adjusted for this item, comprehensive income is $4,213,000 and $2,442,000 for the nine-month periods ended September 30, 1998 and 1997, and $1,923,000 and $983,000 for the three-month periods ended September 30, 1998 and 1997. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or financial position, and did not affect the disclosure of segment information because SFAS 131 is not required to be applied to interim financial statements in the initial year of adoption.

     3.   INVENTORIES

     Inventories consist of the following:

                                               September 30, 1998   December 31, 1997
                                               ------------------   -----------------
     Finished products                             $17,466,000         $15,542,000
     Semi-finished products, raw materials
       and supplies                                  7,965,000           6,056,000
     Work-in-progress                                  663,000             517,000
                                                   -----------         -----------
                                                    26,094,000          22,115,000
     Reserves for excess materials                  (4,118,000)         (3,806,000)
                                                   -----------         -----------
          Total                                    $21,976,000         $18,309,000
                                                   ===========         ===========


     Inventories are maintained to support customer deliveries worldwide, often on a next-day or second-day basis, of many sizes and quantities of each brand of catalog items. Based upon economic production runs for certain products, the Company from time to time manufactures quantities of product in excess of a one-year supply. Inventories are valued at the lower of cost (first-in, first-out basis) or market, with costs including material, labor and manufacturing overhead.

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

     In August 1995, the Company expanded its immunochemical and molecular biology capabilities with the purchase of the Oncogene Research Products business from Oncogene Science, Inc. (now known as OSI Pharmaceuticals, Inc., "OSI") for $6.2 million cash, which was funded by bank debt. The acquisition and successful integration of this business enhanced the depth and breadth of the Company's scientific resources, while providing a complementary base of products and customers.

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

                                                       PERCENTAGE OF SALES
                                              THREE MONTHS              NINE MONTHS
                                           ENDED SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           -------------------      -------------------
                                             1998      1997           1998       1997
                                             ----      ----           ----       ----
Sales:
  Core                                       81.4%     83.1%          81.6%      83.0%
  Bulk                                       18.6      16.9           18.4       17.0
                                            -----     -----          -----      -----
Total sales                                 100.0     100.0          100.0      100.0
Cost of sales                                44.7      44.8           44.9       44.9
                                            -----     -----          -----      -----
Gross profit                                 55.3      55.2           55.1       55.1
  Selling, general and administrative        33.2      35.3           33.0       35.5
  Research and development                    6.6       6.7            6.6        6.4
                                            -----     -----          -----      -----
Income from operations                       15.5      13.2           15.5       13.2
Interest income, net                          0.4       1.8            0.3        1.4
                                            -----     -----          -----      -----
Income before income taxes                   15.9      15.0           15.8       14.6
Provision for income taxes                    5.8       5.0            5.8        5.0
                                            -----     -----          -----      -----
     Net income                              10.1%     10.0%          10.0%       9.6%
                                            =====     =====          =====      =====

     Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     Sales. Sales increased 31.2% to $12.6 million for the three-month period ended September 30, 1998 from $9.6 million for the comparable period in 1997. This increase resulted from a 28.5% increase in core product sales, and a 44.3% increase in bulk sales. These gains in sales were made despite a modest strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the three-month period ended September 30, 1998. The increase in core product sales included the sales of Novagen, Inc., which was acquired in December, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased orders from the Company's recently introduced updated Novagen general catalog and Novabiochem general catalog, and other marketing initiatives, including advertising in various publications.

     Gross Profit. The Company's gross profit percentage increased to 55.3% for the three-month period ended September 30, 1998 from 55.2% for the comparable period in 1997. This increase resulted primarily from an increase in sales of core products (including the Novagen products) offset by the the increased level of lower margin bulk sales in the current period, and improved operating efficiencies from increased volume and selected price increases.

     Selling, General and Administrative. Selling, general and administrative expenses increased 23.3% to $4.2 million for the three-month period ended September 30, 1998 from $3.4 million for the comparable period in 1997, but decreased to 33.2% of sales for the current period from 35.3% for the comparable period in 1997. The dollar increase in selling, general and administrative expenses was primarily the result of incremental costs related to the Novagen business, increased administrative salaries and selling costs related to expanded advertising programs and additional general and specialty catalogs. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

     Research and Development. Research and development expenses increased 28.0% to $832,000 for the three-month period ended September 30, 1998 from $650,000 for the comparable period in 1997, but decreased to 6.6% of sales for the current period from 6.7% for the comparable period in 1997. The increase in research and development expenses was primarily the result of incremental costs related to the Novagen business, and increased research in the niche areas of neurosciences and glycobiology. The decrease in research and development expenses as a percentage of sales was attributable to the increased level of sales.

     Interest income. Interest income decreased to $47,000 for the three-month period ended September 30, 1998 from $176,000 for the comparable period in 1997. The decrease resulted from decreased cash balances as a result of the completion of the Novagen acquisition.

     Income Taxes. Income tax expense increased to $736,000 for the three-month period ended September 30, 1998 from $474,000 for the comparable period in 1997. The increase resulted from increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

     Net Income. As a result of the above factors, net income increased 32.0% to $1,272,000 for the three-month period ended September 30, 1998 from $964,000 for the comparable period in 1997.


     Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

     Sales. Sales increased 29.8% to $38.2 million for the nine-month period ended September 30, 1998 from $29.4 million for the comparable period in 1997. This increase resulted from a 27.5% increase in core product sales and a 40.9% increase in bulk sales. These gains in sales were made despite the general strengthening of the U.S. dollar which had the effect of decreasing the dollar value of sales denominated in foreign currencies recorded in the nine-month period ended September 30, 1998. The increase in core product sales included the sales of Novagen, Inc., which was acquired in December, 1997. Additional factors which management believes contributed to the increase in sales during the period include increased orders from the Company's recently introduced specialty catalogs for combinatorial chemistry and glycobiology, the recently introduced Clinalfa catalog, and the recent release of updated Novagen and Novabicohem general catalogs in 1998 and the Calbiochem general catalog in the fourth quarter 1997. In addition, the company believes other marketing initiatives, including advertising in various publications contributed to the increase in sales during the period.

     Gross Profit. The Company's gross profit percentage was 55.1% for the nine-month periods ended September 30, 1998 and 1997. This resulted primarily from an increase in sales of core products (including the Novagen products) offset by the increased level of lower margin bulk sales in the current period.

     Selling, General and Administrative. Selling, general and administrative expenses increased 20.8% to $12.6 million for the nine-month period ended September 30, 1998 from $10.4 million for the comparable period in 1997, but decreased to 33.0% of sales for the current period from 35.5% for the comparable period in 1997. The dollar increase in selling, general and administrative expenses was primarily the result of incremental costs related to the Novagen business, increased administrative salaries and selling costs related to expanded advertising programs and additional general and specialty catalogs. The decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increased level of sales.

     Research and Development. Research and development expenses increased 33.9% to $2.5 million for the nine-month period ended September 30, 1998 from $1.9 million for the comparable period in 1997, and increased to 6.6% of sales for the current period from 6.4% for the comparable period in 1997. The increase in research and development expenses was primarily the result of incremental costs related to the Novagen business, and increased research in the niche areas of neurosciences and glycobiology.

     Interest income. Interest income decreased to $125,000 for the nine-month period ended September 30, 1998 from $420,000 for the comparable period in 1997. The decrease resulted from decreased cash balances as a result of the completion of the Novagen acquisition.

     Income Taxes. Income tax expense increased to $2.2 million for the nine-month period ended September 30, 1998 from $1.5 million for the comparable period in 1997. The increase resulted from increased profitability and increased estimated tax rates due to utilization of certain operating loss carryforwards in prior years.

     Net Income. As a result of the above factors, net income increased 34.3% to $3.8 million for the nine-month period ended September 30, 1998 from $2.8 million for the comparable period in 1997.


     LIQUIDITY AND CAPITAL RESOURCES

     The Company provided $245,000 of cash from operating activities in the nine-months ended September 30, 1998, as compared to $533,000 of cash provided by operating activities in the comparable prior period. Cash provided from operating activities was less than net income for the nine-month periods ended September 30, 1998 and September 30, 1997 primarily to support increases in accounts receivable and inventory resulting from growth in core product sales.

     Net cash used in investing activities was $11.9 million in the nine-month period ended September 30, 1998, as compared to $1.2 million in the comparable prior period. Cash used in investing activities during the nine-month period ended September 30, 1998 included the funding of the purchase of Novagen Inc., and capital expenditures related primarily to improvements to manufacturing and distribution capabilities at various locations.

     In April 1997, the Company raised $3.2 million through the completion of a public offering of 1,150,000 shares of Common Stock (including 910,190 shares sold by a founding stockholder of the

Company) at $13.50 per share.

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

     At September 30, 1998, the Company had cash, cash-equivalents and short term investments of $7.3 million and working capital of $31.9 million. At September 30, 1998, $5.0 million was available under a Credit Facility with a commercial bank which expires in June 2000.

     The Company may be required to conduct business in the new European currency (the "Euro") effective in January 1999. Management has established a plan to convert necessary systems and marketing materials to the Euro. The effect of the introduction of the Euro on the Company's business and results of operations is uncertain.

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


     IMPACT OF YEAR 2000

     During 1997, the Company developed a plan, and installed new operating systems, software and computer hardware, to address anticipated Year 2000 issues in connection with its information systems and business relationships. The plan is divided into five phases: Awareness; Assessment; Remediation of Hardware, Software, Equipment; Testing; and, Watch Program. At September 30, 1998, the Awareness phase was complete and the Assessment and Remediation phases were substantially complete. The company anticipates that all phases will be complete by early 1999. It is currently estimated that the net cost for review, analysis, modification and testing of existing computer programs for both internal and external software will be between $300,000 and $500,000. The Company has incurred a portion of such expenses in the current and prior fiscal years and it is anticipated that a substantial portion of the remaining estimated cost will be incurred during the remainder of this year and next year. In accordance with generally accepted accounting principles, these costs are expensed as incurred. The estimated costs are based on assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be reached and that actual results will not differ materially from those in the current estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. In addition, the effect of Year 2000 issues on third parties with which the Company has a material relationship is uncertain.


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

     Volatility of Bulk Sales Business. In addition to sales of its core products in standard laboratory quantity sizes (generally ranging from 100 nanograms to 100 grams), the Company offers certain products in bulk quantities (generally up to ten kilograms) at discounts from catalog prices. Bulk sales, which represented 18.6% of net sales during the quarter ended September 30, 1998, are generally characterized as relatively high dollar sales made to a limited number of customers. Thus, the absence or presence of a bulk sale could have a material impact on quarterly results. Furthermore, the Company's bulk sales business fluctuates more and is less predictable than its core business, and the uncertain timing and volatility of bulk sales has in the past and may continue in the future to materially affect the Company's business, financial condition and results of operations.

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

     Uncertainty of Future Operating Results. Although the Company had net income for 1995, 1996 and the first three quarters of 1998, the Company incurred a net loss for the year ended December 31, 1997 due to a one time write-off of in-process technology associated with the acquisition of Novagen, Inc. Future operating results will depend on many factors, including demand for the Company's products, the levels and timing of government and private sector funding of life sciences research and development activities, the timing of the introduction of products and catalogs by the Company or its competitors, and the Company's ability to control costs. Furthermore, the Company's gross margins can be significantly affected by the presence or absence of bulk sales during any particular period and quarterly fluctuations in sales relative to operating expenses. There can be no assurance that the Company will be able to grow in future periods or remain profitable.

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

     Dependence on Key Personnel. The Company's future success depends in significant part on the continued service of, and on the Company's continuing ability to attract and retain, highly qualified technical, managerial and sales personnel. Competition for such personnel is intense in the Company's industry and geographic locations, and there can be no assurance that the Company will be able to retain or attract such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into employment agreements with Stelios B. Papadopoulos, its Chairman, Chief Executive Officer and President, and Ben Matzilevich, its Vice President, Market Development --Niche Applications.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits:

          3(a) Amended and Restated Certificate of Incorporation*

          3(b) Amended and Restated By-Laws*

         10(w) Agreement of Sublease by and between Trustees of Boston
                 University and Calbiochem-Novabiochem Corporation dated as of July 8, 1998.

          11   Statement re computation of per share earnings

          27   Financial Data Schedule

     (b)  Reports on Form 8-K:

          No reports on Form 8-K were filed by the Registrant during the three months ended September 30, 1998.

----------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CN BIOSCIENCES, INC.



November 10, 1998                      /s/ Stelios B. Papadopoulos
                                       -----------------------------------------
                                       Stelios B. Papadopoulos
                                       Chief Executive Officer, Chairman
                                       and President
                                       (duly authorized officer)


November 10, 1998                      /s/ James G. Stewart
                                       -----------------------------------------
                                       James G. Stewart
                                       Vice President, Chief Financial Officer
                                       and Secretary
                                       (principal financial officer)

                                INDEX OF EXHIBITS


Exhibit Number   Description
--------------   -----------
3(a)             Amended and Restated Certificate of Incorporation*

3(b)             Amended and Restated By-Laws*

10(w)            Agreement of Sublease by and between Trustees of Boston
                 University and Calbiochem-Novabiochem Corporation dated as of July 8, 1998.

11               Statement re computation of per share earnings

27               Financial Data Schedule

----------
* Incorporated by reference from the Registrant's Form 10-Q for the quarterly period ended September 30, 1996 (File No. 000-21281)